Form 10KSB
period 2001-12-31
WOODLAND HATCHERY INC
filed 2002-04-01
CIK 1158134

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________

Commission File Number 333-69006

Woodland Hatchery, Inc.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1407365 (I.R.S. Employer I.D. No.)

1442 Lower River Road, Woodland, UT 84036

(Address and Zip Code of principal executive offices)

Issuer's telephone number, including area code: (801) 367-7197

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $-0-

The aggregate market value of the issuer's voting stock held as of March 27, 2002, by non-affiliates of the issuers was -0-. There was no active trading market and no quote for Woodland Hatchery, Inc. during fiscal year 2001, therefore the value is deemed to be $-0-.

As of March 27, 2002, issuer had 11,395,000 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format: Yes [ ] No [ X ]

Documents incorporated by reference: none

PART I

Item 1. Description of Business.

General

We were formed as a Nevada corporation on May 5, 1997 as Kafco Corp. On April 11, 2001 we changed our name to Woodland Hatchery, Inc. We are in the business of developing a fish hatchery to provide fish for private fly-fishing enterprises and the wholesale and retail sales of organic fish. The Utah Department of Agriculture is implementing an organic agriculture program. The program will include guidelines and rules to raising organic fish and we intend to comply with the requirements to have our fish certified as organic. We intend to focus our business primarily in the state of Utah. Our hatchery is located in Utah and we will market and sell our fish initially in Utah. We may consider marketing and selling fish in the nearby states of Wyoming, Idaho and Colorado once we have proven operations.

Our business

Our hatchery is located in Woodland, Utah, a location approximately twenty minutes east of Park City in the Upper Provo River Valley. The address is 1442 Lower River Road, Woodland, Utah. It is our intent to provide rainbow and brown trout for private fly-fishing enterprises and also to provide organically grown fish for wholesale and retail customers.

We are leasing ground and water rights from Seth Winterton, father of Cody Winterton, our president, on which we have constructed our hatchery and will initiate our operations. Our lease payments are $1,200 per year. The lease allows us unrestricted use of approximately one acre of land through which the hatchery waterways run. We are also granted unrestricted access rights to the property. The lease is for an initial period of twenty years as of June 2001 and is renewable annually after expiration unless either party gives notice to terminate the lease. All improvements to the land will belong to the owner of the property upon termination of the lease. We have selected the Woodland, Utah site because rainbow trout requires large amounts of high quality water with a minimum dissolved oxygen concentration of 5 mg/L. The selected site is ideal for a fish hatchery because of the quality natural water, volume and temperature of the water.

We have chosen to raise trout species including German brown and Kamaloop rainbow trout. These species were chosen based on our environment including water temperature, seasons and water flows.

Trout production facilities usually consist of indoor rearing facilities and outdoor raceways and ponds. The rearing facilities are usually used for producing trout from the fertilized eggs to fingerlings. Trout farmers who have brood stock can produce their own fertilized eggs or purchase them from commercial trout egg producers. After trout eggs are fertilized, they are placed in a flow through incubator and not disturbed until the eye spot appears in the eggs. After hatching, the sac fry are raised in shallow troughs and they contain a large yolk sac, which provides nutrition for three to six weeks. When most of the yolk sac is absorbed, they begin to swim to the water surface to begin feeding. It is at this time that the fry are fed an artificial starter diet. They are moved to production raceways and ponds when they reach the fingerling stage which is about 3 inches. As trout grow they are fed various sizes of food with specific protein percentages.

We have completed construction of the hatchery which consists of two concrete raceways with free flowing water, including two small incubators. A flowing stream has been diverted to run through the raceways to simulate a natural stream or river bed. Total cost for construction was $16,500. The concrete design of the raceways aids in the quality of the fish hatchery making the walls and floors easy to clean. At times water may be diverted away from the raceways to allow them to sun dry and kill diseases that may potentially exist.

We have purchased 2,000 pounds of six inch trout, eight ounces per fish. The trout consist of 1,000 pounds of German Browns purchased from The Wyoming Trout Ranch and 1,000 pounds of Kamaloop Rainbow Trout purchased from Black Canyon Trout Farm in Idaho. By starting with six inch trout we will have an advance start to meet our commitment to have fish ready to sell in the summer of 2002.

In 2002 we will have an earlier start on the growing season and will be able to purchase smaller fingerling trout, three inches, of each species at a much lower price. The amount in pounds of fingerlings purchased to meet out commitments will be based upon water temperatures we record during the fall and winter of 2001. In addition to purchasing fingerling trout, we will breed our own. Twenty or so of the largest and strongest of each species will be kept for breeding. These brood fish will provide the eggs for the 2003 season. We do not anticipate having to purchase fish thereafter. We intend to stock sufficient fingerlings to have 17,000 pounds of six inch marketable trout ready to sell in 2003.

We have contracted to sell the initial 2,000 pounds of fish purchased this year to Winterton Ranches in July 2002. At the time of sale, the fish will have increased in size to approximately 14 to 18 inches and have doubled in weight. Winterton Ranches will use the fish to stock ponds already existing on their property. We currently lease our property from Winterton Ranches who has adjoining property with ours. Winterton Ranches has an existing fish permit from the State of Utah which will allow us to transfer fish to their facilities without restriction.

Our goal is to increase our fish production to 30,000 pounds in 2004 and at that time to further expand the hatchery facilities.

Fish Purchase Agreement

Winterton Ranches, an entity controlled by Seth Winterton who is our president's father, has entered into a purchase agreement with us on July 1, 2001. The agreement states that Winterton Ranches will purchase trout from us at the then market price as follows:

2,000 pounds at or about July 1, 2002

4,000 pounds at or about July 1, 2003

4,000 pounds at or about July 1, 2004

Because Winterton Ranches will purchase all the fish we can raise over the next three years, we do not anticipate seeking other customers until 2003 or later. However, should Winterton Ranches fail to purchase our entire inventory of fish, we have other outlets for our fish. Should we sell to parties other than Winterton Ranches, we will apply for the appropriate transportation permit.

Marketing and advertising

We intend to associate the Woodland name with quality fish that will be made available to existing fly fishing facilities. We will also list our facility with the State of Utah who provides a list of facilities to people seeking to purchase fish for private stocking of fish. This method will comprise most of the marketing relating to transporting fish off our facility since there is a demand for certified State fish.

We will be able to advertise our fish as certified State fish once we have the appropriate tests conducted by the State of Utah and they certify our fish are disease free. We intend to be certified by 2003.

We will also place ads in local outdoor magazines and publications.

Competition

Our main competition will come from Wyoming Trout Ranch, Black Canyon in Idaho, Gary Stringham in Utah, Trout Lodge in Washington, Mt. View Trout Ranch in Utah, and Spring Lake in Utah. Though there are other facilities in Utah, the hatcheries identified hold current permits with the state of Utah for transporting fish.

We believe we can be competitive because of the demand for fish in Utah, our location, and our limited overhead costs. Specifically, we have free flowing water without a need to pump water, thus reducing our costs and eliminating risks from electrical power failure.

Governmental Regulation

Live fish sales are strictly regulated in the state of Utah who is concerned about the spread of whirling disease. Utah requires two types of permits. The first allows us to receive fish into our facility and raise them. The second permit allows us to transport fish away from our facility to another property. We have been issued the first permit. The second permit, that allows us to transport fish away from our facility is more complex and will be filed for in 2003, unless we have customers other than Winterton Ranches. This permit requires that 60 randomly chosen live fish be transported to the state laboratory where they conduct several tests, checking for disease that would be harmful to other facilities. Approval for a permit can take up to a week while the tests are being conducted. We will not require a transport permit to transport fish to Winterton Ranches. Our hatchery is on leased land owned by Winterton Ranches who currently has a permit to receive fish. The permit applies to the entire 100 acres of Winterton Ranches. We will require a transport permit to transport fish to locations outside of Winterton Ranches. We do not anticipate any problems in obtaining the permit.

If the State of Utah finds disease during an inspection, all fish infected by the disease are destroyed and the hatchery raceways drained, cleaned and sanitized. The hatchery raceways would be inspected again by the state before more fish could be raised.

Should our operations reach 50,000 pounds, we will then have to obtain permits from the Environmental Protection Agency for our hatchery. At the current time, we are not subject to any EPA regulations and do not anticipate reaching production of 50,000 pounds in the near future. We are not aware of any other governmental regulation with which we must comply in order to operate our hatchery.

Employees

Cody Winterton, our officer and director is our only employee. We do not intend on hiring additional personnel unless our operations grow to a point where we require help. Mr. Winterton will devote the necessary time to ensure our operations are implemented which is estimated to be approximately 20 hours per week. We do not have a formal employment agreement with Mr. Winterton and he has agreed to not take any salary until our operations are profitable.

Item 2. Description of Property

Our hatchery is located at 1544 Lower River Road, Woodland, Utah 84036. Our hatchery is on approximately one acre of leased property and consists of two concrete raceways within a tributary course of the Provo River. We have a small storage facility that houses fish food and miscellaneous tools and equipment. We also run our operations from this location. Cody Winterton, our president provides our office space free of charge to us. At such time as our operations expand significantly we will consider leasing professional office space.

Item 3. Legal Proceedings.

Our company is not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against Woodland have been threatened.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is currently no public market for the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Result of Operations for the periods ended December 31, 2001 and December 31, 2000

The Company generated no revenue during the periods ended December 31, 2001 and December 31, 2000. General administrative costs during the year ended December 31, 2001 were $12,844 and interest expenses were $1,394. Net loss for 2001 totaled $14,238 due mainly to costs incurred through initiating a public offering of common stock. Net loss for the year ended December 31, 2000 consisted of $425 in administrative costs.

For the period ended December 31, 2001 the Company had total assets of $69,663. These assets consisted of $53,974 in cash, $746 in inventory, and $14,943 in property and equipment. Assets for the period ended December 31, 2000 consisted of $2,929 in cash and $361 in property and equipment for a total of $3,290. The increase in assets for the year 2001 is the result of proceeds from the issuance of common stock.

The Company initiated a public offering of common stock on November 9, 2001. The offering closed on or around January 1, 2002. The use of proceeds from the offering is as follows:

Total proceeds		$75,000
Use of Proceeds:
Attorney fees and filing costs	$20,000
Accounting and Audits	$8,000
Miscellaneous operating expenses	$8,500
Repayment of Debt	$20,000
Total Expenditures from Proceeds		$56,500
		________
Remaining Proceeds		$18,500

The remaining proceeds will be used as working capital for purchasing and maintaining inventory.

Item 7. Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 12.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.
Name	Age	Position	Since
Cody Winterton	27	President, Secretary, Vice President, Treasurer and Director	Jan. 25, 2001
Christian Holmes	27	Director	Oct. 24, 2001

The following is a brief biography of our officer and directors.

Cody Winterton, President and Director. Mr. Winterton began studies in 1996 at Brigham Young University and graduated in 2001 with a major in Political Science and a minor in Business Management. While attending BYU, Mr. Winterton worked at the Utah Valley Regional Medical Center as a Phlebotomist and Psychiatric Technician from 1997 until 2000. . Mr. Winterton worked in marketing for Realxchange, an internet company that built a platform on online real estate transactions during the summer of 2000. Since 1997 he has also worked for the Springville Ambulance Service as a volunteer Intermediate Emergency Medical Technician. During that same period, he assisted his father, Seth Winterton, in developing and maintaining a Fly Fishing business utilizing the existing Winterton Ranch facilities. Mr. Winterton participated in the purchase of over 3,000 pounds of fish in the past three years. His participation included researching water temperature, climates, water quality and food sources and then determining the species to purchase based upon his research. Mr. Winterton participated in transporting and stocking the fish at the Winterton Ranch facilities. He also participated in feeding, care and monitoring the fish.

Christian Holmes, Director. Mr. Holmes earned his Bachelor of Arts degree from Weber State University in December 2001. From May 1991 through February 1996, Mr. Holmes was a sales representative for Reams Food Stores where he was responsible for customer service, product orders, supervision and management. From February 1996 though February 1998 Mr. Holmes was a representative for the LDS Church in Sonora, Mexico. From April 1998 to April 1999 Mr. Holmes was a Psychiatric Technician at the Utah Valley Regional Medical Center when he assisted nursing staff. Mr. Holmes is currently preparing for law school.

Item 10. Executive Compensation

Our executive officer has not received any salary or compensation. Woodland does not have an employment contract with its executive officer and we have agreed that no salaries will be paid until such time as we have profitable operations.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 27, 2002, the number and percentage of the 11,395,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.
Name and Address	Amount	Percentage
Cody Winterton (1) 1491 East 450 South Springville, UT 84663	10,000,000	87.75
Christian Holmes (1) 57 North 1480 East Springville, UT 84663	0	0.0
Officers, Directors and Nominees as a Group: 2 People	10,000,000	87.75

(1) Officer and/or director.

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

Item 12. Certain Relationships and Related Transactions.

Seth Winterton holds the lease on our hatchery property and is the owner of Winterton Ranches who has agreed to purchase our fish for the first three years of operation. Seth Winterton is the father of Cody Winterton, our president. Under the terms of the lease agreement, Seth Winterton will receive $1,200 annually. Under the terms of the fish purchase agreement, Seth Winterton will pay us market price at the date of purchase.

Item 13. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

Exhibits

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woodland Hatchery, Inc.

Date: March 29, 2002 By: /s/ Cody Winterton

Cody Winterton

President, Secretary/Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2002 By: /s/ Cody Winterton

Cody Winterton

Director

Date: March 29, 2002 By: /s/ Christian Holmes

Christian Holmes

Director

WOODLAND HATCHERY, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2001 and 2000

INDEPENDENT AUDITORS' REPORT

To the Stockholders' and

Board of Directors of

Woodland Hatchery, Inc.

We have audited the accompanying balance sheet of Woodland Hatchery, Inc. (a development stage company), as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodland Hatchery, Inc. (a development stage company), as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's revenue generating activities are not in place and the Company has incurred a loss. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ JONES SIMKINS LLP

Logan, Utah

February 11, 2002

WOODLAND HATCHERY, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2001 and 2000
ASSETS	2001	2000
Current assets:
Cash	$53,974	$2,929
Inventories	746	-
	_________	_________
Total current assets	54,720	2,929

Property and equipment, net	14,943	361
	_________	_________
Total assets	$69,663	$3,290
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - accounts payable	$ 20,611	$ -

Commitments	-	-
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 11,395,000 and 1,020,000 shares issued and outstanding, respectively	11,395	1,020
Additional paid-in capital	54,605	4,980
Deficit accumulated during the development stage	(16,948)	(2,710)
	_________	_________
Total stockholders' equity	49,052	3,290
	_________	_________
Total liabilities and stockholders' equity	$69,663	$3,290
	========	========

The accompanying notes are an integral part of this financial statement

WOODLAND HATCHERY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2001 and 2000
	2001	2000	Cumulative Amounts

Revenue	$ -	$ -	$ -

General and administrative costs	12,844	425	15,554
Interest expense	1,394	-	1,394
	_________	_________	_________
Loss before income taxes	(14,238)	(425)	(16,948)
Provision for income taxes	-	-	-
	_________	_________	_________
Net Loss	$(14,238)	$(425)	$(16,948)
	========	========	========
Loss per common share - basic and diluted	$-	$ -
	========	========	========
Weighted average common shares -
basic and diluted	10,055,000	1,020,000
	========	=======

The accompanying notes are an integral part of this financial statement

WOODLAND HATCHERY, INC.
(A Developmental Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
May 15, 1997 ( Date of Inception) to December 31, 2001

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at May 15, 1997	-	$ -	-	$ -	$ -	$ -	$
Issuance of common stock for cash	-	-	1,006,000	1,006	1,494	-	2,500
Net loss	-	-	-	-	-	(975)	(975)
	_________	_________	_________	_________	_________	_________	_________
Balance at December 31, 1997	-	-	1,006,000	1,006	1,494	(975)	1,525
Issuance of common stock for cash	-	-	14,000	14	3,486	-	3,500
Net loss	-	-	-	-	-	(868)
	_________	_________	_________	_________	_________	_________	_________
Balance at December 31, 1998	-	-	1,020,000	1,020	4,980	(1,843)	4,157
Net loss	-	-	-	-	-	(442)
	_________	_________	_________	_________	_________	_________	_________
Balance at December 31, 1999	-	-	1,020,000	1,020	4,980	(2,285)	3,715
Net loss	-	-	-	-	-	(425)
	_________	_________	_________	_________	_________	_________	_________
Balance at December 31, 2000	-	-	1,020,000	1,020	4,980	(2,710)	3,290
Issuance of common stock for:
Cash	-	-	10,000,000	10,000	-	-	10,000
Cash	-	-	375,000	375	74,625	-	75,000
Offering costs	-	-	-	-	(25,000)	-	(25,000
Net loss	-	-	-	-	-	(14,238)
	_________	_________	_________	_________	_________	_________	_________
Balance at December 31, 2001	-	$ -	11,395,000	$11,395	$54,605	$(16,948)	$49,052
	========	========	========	========	========	========	=========

The accompanying notes are an integral part of this financial statement

WOODLAND HATCHERY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2000
	2001	2000	Cumulative Amounts
Cash flows from operating activities:
Net loss	$(14,238)	$(425)	$(16,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	567	240	1,215
Loss on disposal of assets	361	-	361
Increase in inventories	(746)	-	(746)
Increase in accounts payable	20,611	-	20,611
	_________	_________	_________
Net cash used in operating activities	6,555	(185)	4,493
Cash flows from investing activities:
Purchase of fixed assets	(15,510)	-	(16,519)
	_________	_________	_________
Net cash used in investing activities	(15,510)	-	(16,519)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	60,000	-	66,000
	_________	_________	_________
Net cash provided by financing activities	60,000	-	66,000
	_________	_________	_________
Net increase (decrease) in cash	51,045	(185)	53,974
Cash, beginning of period	2,929	3,114	-
	_________	_________	_________
Cash, end of period	$53,974	$2,929	$53,974
	========	========	========

The accompanying notes are an integral part of this financial statement

WOODLAND HATCHERY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2000

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Woodland Hatchery, Inc. (the Company) was organized under the laws of the State of Nevada on May 15, 1997 (date of inception). From May 15, 1997 (date of inception) until December 31, 2000, the Company's activities consisted of seeking business ventures, which would allow for long-term growth. Subsequent to December 31, 2000, the Company initiated plans to begin operating a fish hatchery located in Woodland, Utah. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2001 and 2000.

WOODLAND HATCHERY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2000

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories consist of fish and fish food and is valued at the lower of cost or market using the first-in and first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is determined using the straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

Note 2 - Going Concern

As of December 31, 2001, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through increasing equity ownership. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

WOODLAND HATCHERY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2000

Note 3 - Property and Equipment

	2001	2000
Hatchery	$ 14,002	$-
Office equipment	1,508	1,009
	15,510	1,009
	_________	_________
Less accumulated depreciation	(567)	(648)
	_________	_________
	$ 14,943	$361

Note 4 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Year Ended December 31,	Year Ended December 31,	Cumulative Amounts
	2001	2000
Income tax benefit at statutory rate	$ 2,000	$ -	$ 3,000
Change in valuation allowance	(2,000)	-	(3,000)
	_________	_________	_________
	$ -	$ -	$ -

Deferred tax assets are as follows at December 31:

	2001	2000
Operating loss carryforwards	$ 3,000	$ -
Valuation allowance	(3,000)	-
	_________	_________
	$ -	$ -

The Company's net operating loss carryforwards of approximately $16,000, begin to expire in the year 2017. The amount of net operating loss carryforwards that can be used in any one year may be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

WOODLAND HATCHERY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2000

Note 5 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

	2001	2000	Cumulative Amounts
Interest	$ 1,394	$ -	$ 1,394
Income taxes	$ -	$ -	$ -

Note 6 - Stock Plan

The Company has adopted a benefit plan (the Plan). The Plan provides for the granting of up to 750,000 shares of stock. Under the Plan, the Company may issue shares of the Company's common stock or grant options to acquire the Company's common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan. In addition, at the discretion of the Board of Directors, stock may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company but are not employees of the Company.

As of December 31, 2001, no stock or stock options have been issued under this plan.

Note 7 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The adoption of these statements is not expected to have a material effect on the Company's financial position or results of operations.