Form 10QSB
period 2002-03-31
WOODLAND HATCHERY INC
filed 2002-05-14
CIK 1158134

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 333-69006

Woodland Hatchery, Inc.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	84-1407365 (IRS Employer Identification No.)

1442 Lower River Road, Woodland, UT 84036

(Address of principal executive offices)

(801) 367-7197

(Issuer's telephone number)

Not Applicable

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 11,395,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

WOODLAND HATCHERY, INC.

(A Development Stage Company)

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1. Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

WOODLAND HATCHERY, INC.
(A Development Stage Company)
UNAUDITED BALANCE SHEET
March 31, 2002
ASSETS

Current assets:
Cash	$28,370
Inventories	746
__________
Total current assets	29,116

Property and equipment, net	17,895
__________
Total assets	$47,011
=========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable	$ 2,580

Commitments	-

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized, 11,395,000 and 1,020,000 shares issued and outstanding, respectively	11,395
Additional paid-in capital	54,605
Deficit accumulated during the development stage	(21,569)
__________
Total stockholders' equity	44,431
__________
Total liabilities and stockholders' equity	$47,011
=========

See Accompanying Notes to Financial Statements

WOODLAND HATCHERY, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,	Three Months Ended March 31,	Cumulative Amounts
	2002	2001

Revenue	$ -	$ -	$ -
General and administrative costs	4,621	4,087	20,175
Interest expense	-	-	1,394
	__________	__________	__________
Loss before income taxes	(4,621)	(4,087)	(21,569)
Provision for income taxes	-	-	-
	__________	__________	__________
Net Loss	$(4,621)	$(4,087)	$(21,569)
	=========	=========	=========
Loss per common share - basic and diluted	$ -	$ -
	=========	=========
Weighted average common shares -
basic and diluted	11,395,000	6,975,000
	=========	=========

See Accompanying Notes to Financial Statements

WOODLAND HATCHERY, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,	Three Months Ended March 31,	Cumulative Amounts
	2002	2001
Cash flows from operating activities:
Net loss	$(4,621)	$(4,087)	$(21,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	317	28	1,532
Loss on disposal of assets	-	361	361
Increase in inventories	-	-	(746)
Increase (decrease) in accounts payable	(18,031)	-	2,580
	__________	__________	__________
Net cash used in operating activities	(22,335)	(3,698)	(17,842)
Cash flows from investing activities:
Purchase of fixed assets	(3,269)	(2,206)	(19,788)
	__________	__________	__________
Net cash used in investing activities	(3,269)	(2,206)	(19,788)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	10,000	66,000
	__________	__________	__________
Net cash provided by financing activities	-	10,000	66,000
	__________	__________	__________
Net increase (decrease) in cash	(25,604)	4,096	28,370
Cash, beginning of period	53,974	2,929	-
	__________	__________	__________
Cash, end of period	$28,370	$7,025	$28,370
	=========	=========	=========

See Accompanying Notes to Financial Statements

WOODLAND HATCHERY, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2002

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

Note 2 - Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

Three Month Periods Ended March 31, 2002 and March 31, 2001

The Company generated no revenue during the periods ended March 31, 2002 and March 31, 2001. This is due to the Company beginning operations. General and administrative costs during the periods ended March 31, 2002 and March 31, 2001 resulted in net losses of $4,621 and $4,087, respectively.

Liquidity and Capital Resources

For the period ended March 31, 2002 the Company had total assets of $47,011 consisting of $28,370 in cash, $746 in inventory and $17,895 in property and equipment. For the period ended March 31, 2001, assets consisted of $7,025 in cash. Increased assets in 2002 resulted from a public offering of common stock in November of 2001.

The Company believes that its current cash needs can be met with the cash on hand and continuing operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

Item 2. Use of Proceeds From Sale of Registered Securities

The Company initiated a public offering of common stock on November 9, 2001. The offering closed on or around January 1, 2002, generating a total of $75,000. The use of proceeds from the offering as of March 31, 2002 is as follows:

Total proceeds		$75,000
Use of Proceeds:
Attorney fees and filing costs	$20,000
Accounting and Audits	$8,000
Miscellaneous operating expenses	$8,500
Repayment of Debt	$20,000
Hatchery equipment	$3,646
General & Administrative expenses	$3,758
Total Expenditures from Proceeds		$63,904
		__________
Remaining Proceeds		$11,096

The remaining proceeds will be used as working capital for purchasing and maintaining inventory and facilities.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODLAND HATCHERY, INC.

Date: May 14, 2002 By: /s/ Cody Winterton

Cody Winterton

President and Treasurer