Form 10QSB
period 2002-06-30
WOODLAND HATCHERY INC
filed 2002-08-12
CIK 1158134

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                          Commission File No. 333-69006
                             WOODLAND HATCHERY, INC.
        (Exact name of small business issuer as specified in its charter)

                     NEVADA                             84-1407365
        (State or other jurisdiction          (IRS Employer Identification No.)
      of incorporationor organization)


                    1442 LOWER RIVER ROAD, WOODLAND, UT  84036
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 11,395,000 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                            WOODLAND HATCHERY, INC.

                                      INDEX

                                                                          Page

PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                          3

          Unaudited Condensed Balance Sheet, June 30, 2002                   4

          Unaudited Statements of Operations for the Six Months Ended
          June 30, 2002 and June 30, 2001 and Cumulative Amounts Since
          Inception                                                          5

          Unaudited Statements of Operations for the Three Months Ended
          June 30, 2002 and June 30, 2001                                    6

          Unaudited Statements of Cash Flows for the Six Months Ended
          June 30, 2002 and June 30, 2001 and Cumulative Amounts Since
          Inception                                                          7

          Notes to Financial Statements                                      8

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     9

PART II.  Other Information

          Item 2. Use of Proceeds From Sale of Registered Securities        13

          Item 6.  Exhibits and Reports on Form 8-K                         13

          Signatures                                                        14

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


                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                             UNAUDITED BALANCE SHEET
                             -----------------------
                                  June 30, 2002
                                  -------------


                                     ASSETS
                                  -------------

Current assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $ 18,596
    Inventories. . . . . . . . . . . . . . . . . . . . . .       770
                                                           ----------

      Total current assets . . . . . . . . . . . . . . . .    19,366

Property and equipment, net. . . . . . . . . . . . . . . .    23,503
                                                           ----------

          Total assets . . . . . . . . . . . . . . . . . .  $ 42,869
                                                           ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                  --------------------------------------

Current liabilities - accounts payable . . . . . . . . . .  $  4,411
                                                           ----------

Commitments. . . . . . . . . . . . . . . . . . . . . . . .         -

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding . . . .         -
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 11,395,000 shares issued and outstanding    11,395
    Additional paid-in capital . . . . . . . . . . . . . .    54,605
    Deficit accumulated during the development stage . . .   (27,542)
                                                           ----------

          Total stockholders' equity . . . . . . . . . . .    38,458
                                                           ----------

          Total liabilities and stockholders' equity . . .  $ 42,869
                                                           ==========


                 See Accompanying Notes to Financial Statements


                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                               Six Months Ended
                                                    June 30,        Cumulative
                                           -----------------------
                                               2002         2001     Amounts
                                           ------------  ----------  ---------
Revenue . . . . . . . . . . . . . . . . .  $         -           -         -

General and administrative costs. . . . .       10,594       9,910    26,148
Interest expense. . . . . . . . . . . . .            -           -     1,394
                                           ------------  ----------  ---------

          Loss before income taxes. . . .      (10,594)     (9,910)  (27,542)


Provision for income taxes. . . . . . . .            -           -         -
                                           ------------  ----------  ---------

          Net Loss. . . . . . . . . . . .  $   (10,594)     (9,910)  (27,542)
                                          =============  ==========  =========


Loss per common share - basic and diluted  $         -           -
                                          =============  ==========

Weighted average common shares -
  basic and diluted . . . . . . . . . . .   11,395,000   9,020,000
                                          =============  ==========


                 See Accompanying Notes to Financial Statements


                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                Three Months Ended
                                                    June 30,
                                           -------------------------
                                               2002          2001
                                           ------------  -----------

Revenue . . . . . . . . . . . . . . . . .  $         -            -

General and administrative costs. . . . .        5,973        5,823
Interest expense. . . . . . . . . . . . .            -            -
                                           ------------  -----------

          Loss before income taxes. . . .       (5,973)      (5,823)


Provision for income taxes. . . . . . . .            -            -
                                           ------------  -----------

          Net Loss. . . . . . . . . . . .  $    (5,973)      (5,823)
                                           ============  ===========


Loss per common share - basic and diluted  $         -            -
                                           ============  ===========

Weighted average common shares -
  basic and diluted . . . . . . . . . . .   11,395,000   11,020,000
                                           ============  ===========


                 See Accompanying Notes to Financial Statements


                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                        UNAUDITED STATEMENTS OF CASH FLOWS
                        ----------------------------------


                                                           June 30,      Cumulative
                                                     -----------------
                                                       2002      2001    Amounts
                                                     ---------  -------  ----------
Cash flows from operating activities:
---------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . .  $(10,594)  (9,910)  (27,542)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation . . . . . . . . . . . . . . . .       646       94     1,861
       Loss on disposal of assets . . . . . . . . .         -      361       361
       Increase in inventories. . . . . . . . . . .       (24)       -      (770)
       Increase (decrease) in accounts payable. . .   (16,200)       -     4,411
                                                     ---------  -------  --------

          Net cash used in operating activities . .   (26,172)  (9,455)  (21,679)
                                                     ---------  -------  --------

Cash flows from investing activities:
---------------------------------------------------
Purchase of fixed assets. . . . . . . . . . . . . .    (9,206)  (9,752)  (25,725)
                                                     ---------  -------  --------

          Net cash used in investing activities . .    (9,206)  (9,752)  (25,725)
                                                     ---------  -------  --------

Cash flows from financing activities:
---------------------------------------------------
Increase in note payable. . . . . . . . . . . . . .         -   20,000         -
Proceeds from issuance of common stock, net . . . .         -   10,000    66,000
                                                     ---------  -------  --------

          Net cash provided by financing activities         -   30,000    66,000
                                                     ---------  -------  --------


          Net increase (decrease) in cash . . . . .   (35,378)  10,793    18,596

Cash, beginning of period . . . . . . . . . . . . .    53,974    2,929         -
                                                     ---------  -------  --------

Cash, end of period . . . . . . . . . . . . . . . .  $ 18,596   13,722    18,596
                                                    ==========  =======  ========


                 See Accompanying Notes to Financial Statements

                             WOODLAND HATCHERY, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



Note  1  -  Basis  of  Presentation
-----------------------------------

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

Note  2  -  Additional  footnotes  included  by  reference
----------------------------------------------------------

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

DESCRIPTION  OF  BUSINESS

GENERAL

     We were formed as a Nevada corporation on May 5, 1997 as Kafco Corp. On April 11, 2001 we changed our name to Woodland Hatchery, Inc. We are in the business of developing a fish hatchery to provide fish for private fly-fishing enterprises and the wholesale and retail sales of organic fish. The Utah Department of Agriculture is implementing an organic agriculture program. The program will include guidelines and rules to raising organic fish. The state program is expected to be complete by Janaury 2002 and we intend to comply with the requirements to have our fish certified as organic. We intend to focus our business primarily in the state of Utah. Our hatchery is located in Utah and we will market and sell our fish initially in Utah. We may consider marketing and selling fish in the nearby states of Wyoming, Idaho and Colorado once we have proven operations.

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

     We have completed construction of the hatchery which consists of two concrete raceways with free flowing water, including two small incubators. A flowing stream has been diverted to run through the raceways to simulate a natural stream or riverbed. Total cost for construction was $21,500. The concrete design of the raceways aids in the quality of the fish hatchery making the walls and floors easy to clean. At times water may be diverted away from the raceways to allow them to sun-dry and kill diseases that may potentially exist.

     Our breeding operations commenced with the purchase of 2,000 pounds of six inch trout, weighing eight ounces per fish. The initial purchase consisted of 1,000 pounds of German Browns purchased from The Wyoming Trout Ranch and 1,000 pounds of Kamaloop Rainbow Trout purchased from Black Canyon Trout Farm in
Idaho. By starting with six inch trout we hope to have fish ready to sell in the fall of 2002.

     In addition to purchasing fingerling trout, we will breed our own fish. Twenty or so of the largest and strongest of each species will be kept for breeding. These brood fish will provide the eggs for the 2003 season. We do not anticipate having to purchase fish thereafter. We intend to stock sufficient fingerlings to have 17,000 pounds of six inch marketable trout ready to sell in 2003.

     We have contracted to sell the initial 2,000 pounds of fish purchased this year to Winterton Ranches in the summer or fall of 2002. At the time of sale, the fish will have increased in size to approximately 14 to 18 inches and will have doubled in weight. Winterton Ranches will use the fish to stock ponds already existing on their property. We currently lease our property from Winterton Ranches who has adjoining property with ours. Winterton Ranches has an existing fish permit from the State of Utah which will allow us to transfer fish to their facilities without restriction.

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

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30  2002  AND JUNE 30, 2001

     The Company generated no revenue during the three months and six months ended June 30, 2002 and June 30, 2001. General and administrative costs during the three months ended June 30 2002 and June 30, 2001 resulted in net losses of $5,973 and $5,823, respectively. General and administrative costs during the six months ended June 30 2002 and June 30, 2001 resulted in net losses of $10,594 and $9,910, respectively. The lack of revenue is due to the Company beginning operations in 2001. It is anticipated that the Company will begin generating revenue when its initial purchase of fingerling trout matures during the summer of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     For the period ended June 30, 2002 the Company had total assets of $42,869 consisting of $18,596 cash in hand, $770 in inventory and $23,503 in property and equipment. For the period ended June 30, 2001, the Company had total assets of $23,381 consisting of $13,722 in cash and $9,650 in property and equipment.

     The Company believes that its current cash needs can be met with cash on hand and continuing operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock or enter into debt financing arrangements.

PART  II.  OTHER  INFORMATION

ITEM  2.  USE  OF  PROCEEDS  FROM  SALE  OF  REGISTERED  SECURITIES

     The Company initiated a public offering of common stock on November 9, 2001. The offering closed on or around January 1, 2002, generating a total of $75,000. The use of proceeds from the offering as of June 30, 2002 is as follows:



TOTAL PROCEEDS OF OFFERING                                   75,000
USE OF PROCEEDS:              Total at  Additions  Total at
                              3/31/02      Q2      6/30/02
                              -----------------------------
Attorney fees & filing costs    20,000               20,000
Accounting and Audits. . . .     8,000      2,200    10,200
Misc operating costs . . . .     8,500        295     8,795
Repayment of debt. . . . . .    20,000               20,000
Hatchey equipment. . . . . .     3,646      5,937     9,583
G&A. . . . . . . . . . . . .     3,758      1,342     5,100

TOTAL EXPENDITURES
FROM PROCEEDS                                                73,678
                                                             ------
REMAINING PROCEEDS                                            1,322
                                                             ======


     It is anticipated that the remaining proceeds will be used as working capital for purchasing and maintaining inventory and facilities.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

     Exhibits:


Exhibit Number  Title                                     Location

          99.1  Certification of Chief Executive Officer  Attached

          99.2  Certification of Chief Financial Officer  Attached


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WOODLAND  HATCHERY,  INC.


Date:  August  9,  2002           /s/ Cody  Winterton
                                 ------------------------------------------
                                  Cody  Winterton
                                  President  and  Chief  Financial  Officer