Form 10QSB
period 2002-09-30
WOODLAND HATCHERY INC
filed 2002-11-13
CIK 1158134

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                          Commission File No. 333-69006

                             WOODLAND HATCHERY, INC.
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                84-1407365
     (State or other jurisdiction of        (IRS  Employer Identification No.)
      incorporation or organization)


                   1442 LOWER RIVER ROAD, WOODLAND, UT  84036
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 11,470,000 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                               SEPTEMBER 30, 2002
                            WOODLAND HATCHERY, INC.

                                      INDEX

                                                                          Page
PART I.                       Financial Information

          Item I.  Financial Statements (unaudited)                          3

          Unaudited Condensed Balance Sheet, September 30, 2002              4

          Unaudited Statements of Operations for the Nine Months Ended
          September 30, 2002 and September 30, 2001 and Cumulative
          Amounts Since Inception                                            5

          Unaudited Statements of Operations for the Three Months Ended
          September 30, 2002 and September 30, 2001                          6

          Unaudited Statements of Cash Flows for the Nine Months Ended
          September 30, 2002 and September 30, 2001 and Cumulative
          Amounts Since Inception                                            7

          Notes to Financial Statements                                      8

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     9

          Item 3.   Controls and Procedures                                 12

PART II.  Other Information

          Item 2. Use of Proceeds From Sale of Registered Securities        12

          Item 6.  Exhibits and Reports on Form 8-K                         13

          Signatures                                                        13

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


                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                             UNAUDITED BALANCE SHEET
                             -----------------------
                               September 30, 2002
                               ------------------

                                     ASSETS
                                     ------

Current assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,752
    Prepaid expense. . . . . . . . . . . . . . . . . . . .    10,000
    Inventories. . . . . . . . . . . . . . . . . . . . . .       974
                                                            ---------

      Total current assets . . . . . . . . . . . . . . . .    20,726

Property and equipment, net. . . . . . . . . . . . . . . .    25,283
                                                            ---------

          Total assets . . . . . . . . . . . . . . . . . .  $ 46,009
                                                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------

Current liabilities - accounts payable . . . . . . . . . .  $  1,471
                                                            ---------

Commitments. . . . . . . . . . . . . . . . . . . . . . . .         -

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding . . . .         -
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 11,470,000 shares issued and outstanding    11,470
    Additional paid-in capital . . . . . . . . . . . . . .    73,280
    Deficit accumulated during the development stage . . .   (40,212)
                                                            ---------

          Total stockholders' equity . . . . . . . . . . .    44,538
                                                            ---------

          Total liabilities and stockholders' equity . . .  $ 46,009
                                                            =========


                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                              Nine  Months Ended
                                                  September 30,      Cumulative
                                           ------------------------
                                               2002         2001     Amounts
                                           ------------  ----------  ----------

Revenue . . . . . . . . . . . . . . . . .  $         -           -         -

General and administrative costs. . . . .       23,264       9,520    38,818
Interest expense. . . . . . . . . . . . .            -           -     1,394
                                           ------------  ----------  ----------

          Loss before income taxes. . . .      (23,264)     (9,520)  (40,212)


Provision for income taxes. . . . . . . .            -           -         -
                                           ------------  ----------  ----------
          Net Loss. . . . . . . . . . . .  $   (23,264)     (9,520)  (40,212)
                                           ============  ==========  ==========


Loss per common share - basic and diluted  $         -           -
                                           ============  ==========

Weighted average common shares -
  basic and diluted . . . . . . . . . . .   11,401,000   9,696,000
                                           ============  ==========


                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                               Three Months Ended
                                                  September 30,
                                           -------------------------
                                               2002         2001
                                           ------------  -----------
Revenue . . . . . . . . . . . . . . . . .  $         -            -

General and administrative costs. . . . .       12,670        1,885
Interest expense. . . . . . . . . . . . .            -            -
                                           ------------  -----------

          Loss before income taxes. . . .      (12,670)      (1,885)


Provision for income taxes. . . . . . . .            -            -
                                           ------------  -----------

          Net Loss. . . . . . . . . . . .  $   (12,670)      (1,885)
                                           ============  ===========


Loss per common share - basic and diluted  $         -            -
                                           ============  ===========

Weighted average common shares -
  basic and diluted . . . . . . . . . . .   11,412,000   11,020,000
                                           ============  ===========


                              WOODLAND HATCHERY, INC.
                              -----------------------
                           (A Development Stage Company)
                        UNAUDITED STATEMENTS OF CASH FLOWS
                        ----------------------------------


                                                         September 30,    Cumulative
                                                     -------------------
                                                       2002       2001    Amounts
                                                     ---------  --------  --------
Cash flows from operating activities:
---------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . .  $(23,264)   (9,520)  (40,212)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation . . . . . . . . . . . . . . . .     1,093       305     2,308
       Loss on disposal of assets . . . . . . . . .         -         -       361
       Common stock issued for services . . . . . .    18,750         -    18,750
       Increase in prepaid expense. . . . . . . . .   (10,000)        -   (10,000)
       Increase in inventories. . . . . . . . . . .      (228)     (701)     (974)
       Increase (decrease) in accounts payable. . .   (19,140)    2,390     1,471
       Increase in accrued expenses . . . . . . . .         -       739         -
                                                     ---------  --------  --------

          Net cash used in operating activities . .   (32,789)   (6,787)  (28,296)
                                                     ---------  --------  --------

Cash flows from investing activities:
---------------------------------------------------
Purchase of fixed assets. . . . . . . . . . . . . .   (11,433)  (15,510)  (27,952)
                                                     ---------  --------  --------

          Net cash used in investing activities . .   (11,433)  (15,510)  (27,952)
                                                     ---------  --------  --------

Cash flows from financing activities:
---------------------------------------------------
Increase in note payable. . . . . . . . . . . . . .         -    20,000         -
Proceeds from issuance of common stock, net . . . .         -    10,000    66,000
Deferred offering costs . . . . . . . . . . . . . .         -   (10,090)        -
                                                     ---------  --------  --------

          Net cash provided by financing activities         -    19,910    66,000
                                                     ---------  --------  --------

          Net increase (decrease) in cash . . . . .   (44,222)   (2,387)    9,752

Cash, beginning of period . . . . . . . . . . . . .    53,974     2,929         -
                                                     ---------  --------  --------
Cash, end of period . . . . . . . . . . . . . . . .  $  9,752       542     9,752
                                                     =========  ========  ========

                             WOODLAND HATCHERY, INC.
                             ----------------------
                          (A Development Stage Company)


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                               September 30, 2002


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

     We have completed construction of the hatchery which consists of two concrete raceways with free flowing water, including two small incubators. A flowing stream has been diverted to run through the raceways to simulate a natural stream or riverbed. Total cost for construction was $23,500. The concrete design of the raceways aids in the quality of the fish hatchery making the walls and floors easy to clean. At times water may be diverted away from the raceways to allow them to sun-dry and kill diseases that may potentially exist.

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

     We have contracted to sell the initial 2,000 pounds of fish purchased this year to Winterton Ranches. At the time of sale, the fish will have increased in size to approximately 14 to 18 inches and will have doubled in weight. Winterton Ranches will use the fish to stock ponds already existing on their property. We currently lease our property from Winterton Ranches who has adjoining property with ours. Winterton Ranches has an existing fish permit from the State of Utah which will allow us to transfer fish to their facilities without restriction.

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

     2,000  pounds  at  or  about  July  1,  2002
     4,000  pounds  at  or  about  July  1,  2003
     4,000  pounds  at  or  about  July  1,  2004

     Because our first generation of trout have not reached maturity, the initial order has not been delivered at the date of this report. When the fish are mature, Winterton Ranches will purchase all the fish we can raise over the next three years. Consequently, we do not anticipate seeking other customers until 2003 or later. However, should Winterton Ranches fail to purchase our entire inventory of fish, we have other outlets for our fish. Should we sell to parties other than Winterton Ranches, we will apply for the appropriate transportation permit.

MARKETING  AND  ADVERTISING

     We intend to associate the Woodland name with quality fish that will be made available to existing fly fishing facilities. We will list our facility with the State of Utah who provides a list of facilities to people seeking to purchase fish for private stocking of fish. This method will comprise most of the marketing relating to transporting fish off our facility since there is a demand for certified State fish. We will also place ads in local outdoor magazines and publications.

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

GOVERNMENTAL  REGULATION

     To prevent the spread of disease and the destruction of habitat by non-native species, the State of Utah strictly regulates live fish sales. Utah requires two types of permits. The first allows us to receive fish into our facility and raise them. The second permit allows us to transport fish away from our facility to another property. We have been issued the first permit. The second permit, that allows us to transport fish away from our facility is more complex and will be filed for in 2003, unless we have customers other than Winterton Ranches. This permit requires that 60 randomly chosen live fish be transported to the state laboratory where they conduct several tests, checking for disease that would be harmful to other facilities. Approval for a permit can take up to a week while the tests are being conducted. We will not require a transport permit to transport fish to Winterton Ranches. Our hatchery is on leased land owned by Winterton Ranches who currently has a permit to receive fish. The permit applies to the entire 100 acres of Winterton Ranches. We will require a transport permit to transport fish to locations outside of Winterton Ranches. We do not anticipate any problems in obtaining the permit.

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

THREE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  SEPTEMBER  30,  2001

     The Company did not generate any revenue during the three months ended September 30, 2002 and 2001. The Company anticipates that it will begin generating revenue as soon as its initial generation of fish reaches maturity and a breeding stock is established. General and administrative costs during the three months ended September 30, 2002 and 2001 were $12,670 and $1,885 respectively. Higher administrative costs in 2002 were largely due to expenses associated with public reporting requirements. As a result of these factors, the Company realized net loss of $12,670 for the three months ended September
30,  2002  and  $1,885  for  the  comparable  period  in  2001.

NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  SEPTEMBER  30,  2001

     The Company did not have any revenue during the nine month periods ended September 30, 2002 and 2001. General and administrative costs during the nine months ended September 30, 2002 were $23,264 compared to general and administrative expenses of $9,520 for the nine months ended September 30, 2001. Higher administrative costs for the first nine months of 2002 were mainly due to expenses associated with the Company's initial public offering in January of 2002 and with the Company's ongoing reporting requirements. As a result of the foregoing, the Company had a net loss of $23,264 during the first nine months of 2002 and $9,520 during the comparable period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2002 the Company had total assets of $46,009 consisting of $9,752 cash in hand, $10,000 in prepaid expenses, $974 in inventory and $25,283 in property and equipment. Total current liabilities at September 30, 2002 consisted of $1,471 in accounts payable.

     The Company believes that its current cash needs can be met with cash on hand and continuing operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock or enter into debt financing arrangements.

ITEM  3.  CONTROLS  AND  PROCEDURES

     Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART  II.  OTHER  INFORMATION

ITEM  2.  USE  OF  PROCEEDS  FROM  SALE  OF  REGISTERED  SECURITIES

     The Company initiated a public offering of common stock on November 9, 2001. The offering closed on or around January 1, 2002, generating a total of $75,000. At September 30, 2002 all proceeds have been used. Total use of proceeds at that date are as follows:


                                    Total at  Total at  Total at
                                    3/31/02   6/30/02   9/30/02
                                    --------  --------  --------
TOTAL PROCEEDS . . . . . . . . . .    75,000    75,000    75,000
                                    --------  --------  --------
Attorney Fees & Filing Costs . . .    20,000    20,000    20,000
Repayment of Debt. . . . . . . . .    20,000    20,000    20,000
Accounting and Auditing Costs. . .     8,000    10,200    10,200
Operating Costs. . . . . . . . . .     8,500     8,795     8,795
Hatchery Equipment and Maintenance     3,646     9,583    10,905
General and Administrative Costs .     3,758     5,100     5,100

Funds Available. . . . . . . . . .    11,096     1,322     - 0 -


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.


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


                                    WOODLAND  HATCHERY,  INC.


Date:  November  12,  2002          /s/ Cody  Winterton
                                    ---------------------
                                    Cody  Winterton
                                    President  and  Chief  Financial  Officer