Form 10-K
period 2002-12-31
WOODLAND HATCHERY INC
filed 2003-03-21
CIK 1158134

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[  X  ]     Annual  report  pursuant  to  section  13 or 15(d) of the Securities
Exchange  Act  of  1934
     For  the  fiscal  year  ended  December  31,  2002

[   ]     Transition report under section 13 or 15(d) of the Securities Exchange
Act  of  1934
     For  the  transition  period  from  ___________________  to  ______________

                        Commission File Number 333-69006

                             WOODLAND HATCHERY, INC.
                 (Name of small business issuer in its charter)

                              NEVADA     84-1407365
         (State or other jurisdiction of     (I.R.S. Employer I.D. No.)
                         incorporation or organization)

                   1442 LOWER RIVER ROAD, WOODLAND, UT  84036
              (Address and Zip Code of principal executive offices)

Issuer's  telephone  number,  including  area  code:  (801)  380-0247

Former  telephone  number,  including  area  code:  (801)  367-7197

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

There is no active market for the issuer's common stock. Therefore, the aggregate market value of the issuer's voting stock held as of December 31, 2002, by non-affiliates of the issuers is deemed to be $-0-.

As of December 31, 2002, issuer had 11,470,000 shares of its $.001 par value common stock outstanding.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]
Documents  incorporated  by  reference:  none


                                            FORM 10-KSB
                                     WOODLAND HATCHERY, INC.
                                              INDEX

                                                                                             Page

PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      6

          Item 3.  Legal Proceedings                                                            6

          Item 4.  Submission of Matters to a Vote of Security Holders                          6

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     6

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    7

          Item 7.  Financial Statements                                                         8

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  8

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                8

          Item 10.  Executive Compensation                                                      9

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              9

          Item 12.  Certain Relationships and Related Transactions                              9

          Item 13.  Exhibits and Reports on Form 8-K                                            9

          Item 14.  Controls and Procedures                                                    10

          Signatures                                                                           10

          Certification                                                                        11

(Inapplicable  items  have  been  omitted)

                                     PART I

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

ITEM  1.  DESCRIPTION  OF  BUSINESS.

GENERAL

We were formed as a Nevada corporation on May 15, 1997 as Kafco Corp. On April 11, 2001 we changed our name to Woodland Hatchery, Inc. We are developing a fish hatchery to provide fish for private fly-fishing enterprises and the wholesale and retail sales of organic fish. The Utah Department of Agriculture is implementing an organic agriculture program. The program will include guidelines and rules to raising organic fish. We intend to comply with the requirements to have our fish certified as organic. Our hatchery is located in Utah and we will market and sell our fish initially in Utah. We may consider marketing and selling fish in the nearby states of Wyoming, Idaho and Colorado once we have proven operations.

OUR  BUSINESS

Our hatchery is located in Woodland, Utah, a location approximately twenty minutes east of Park City in the Upper Provo River Valley. The address is 1442 Lower River Road, Woodland, Utah. It is our intent to provide rainbow and brown trout for private fly-fishing enterprises and also to provide organically grown fish for wholesale and retail customers.

We are leasing ground and water rights from Seth Winterton, father of Cody Winterton, our president, on which we have constructed our hatchery and will initiate our operations. Our lease payments are $1,200 per year. The lease allows us unrestricted use of approximately one acre of land through which the hatchery waterways run. We are also granted unrestricted access rights to the property. The lease is for an initial period of twenty years as of June 2001 and is renewable annually after expiration unless either party gives notice to terminate the lease. All improvements to the land will belong to the owner of the property upon termination of the lease. We have selected the Woodland, Utah site because rainbow trout require large amounts of high quality water with a minimum dissolved oxygen concentration of 5 mg/L. The selected site is ideal for a fish hatchery because of the quality, volume and temperature of the water.

We have chosen to raise trout species including German brown and Kamaloop rainbow trout. These species were chosen based on our environment including water temperature, seasons and water flows.

Trout production facilities usually consist of indoor rearing facilities and outdoor raceways and ponds. The rearing facilities are usually used for producing trout from the fertilized eggs to fingerlings. Trout farmers who have brood stock can produce their own fertilized eggs or purchase them from commercial trout egg producers. After trout eggs are fertilized, they are placed in a flow through incubator and are not disturbed until the eye spot appears in the eggs. After hatching, the sac fry are raised in shallow troughs and they contain a large yolk sac, which provides nutrition for three to six weeks. When most of the yolk sac is absorbed, they begin to swim to the water surface to begin feeding. It is at this time that the fry are fed an artificial starter diet. They are moved to production raceways and ponds when they reach the fingerling stage which is about 3 inches. As trout grow they are fed various sizes of food with specific protein percentages.

We have completed construction of the hatchery which consists of two concrete raceways with free flowing water, including two small incubators. A flowing stream has been diverted to run through the raceways to simulate a natural stream or riverbed. Total cost for construction was $23,500. The concrete design of the raceways aids in the quality of the fish hatchery while making the walls and floors easy to clean. At times water may be diverted away from the raceways to allow them to sun-dry and kill diseases that may potentially exist.

Our breeding operations commenced with the purchase of 2,000 pounds of six inch trout, weighing eight ounces per fish. The initial purchase consisted of 1,000 pounds of German Browns purchased from The Wyoming Trout Ranch and 1,000 pounds of Kamaloop Rainbow Trout purchased from Black Canyon Trout Farm in Idaho. By starting with six inch trout we had hoped to have fish ready to sell in the fall of 2002, however, the fish have taken longer to mature than we anticipated. As a result, we do not expect to begin selling trout until the summer or fall of 2003.

In addition to purchasing fingerling trout, we will breed our own fish. Twenty or so of the largest and strongest of each species will be kept for breeding. These brood fish will provide the eggs for subsequent generations. Once our breeding stock is established we do not anticipate having to purchase additional fish. Our goal is to produce sufficient fingerlings to have 17,000 pounds of six inch marketable trout ready to sell in 2003.

We  have  contracted  to  sell  the  initial  2,000  pounds of fish to Winterton
Ranches. At the time of sale, the fish will have increased in size to approximately 14 to 18 inches and will have doubled in weight. Winterton Ranches will use the fish to stock ponds already existing on their property. We currently lease our property from Winterton Ranches who has adjoining property with ours. Winterton Ranches has an existing fish permit from the State of Utah which will allow us to transfer fish to their facilities without restriction.

Our goal is to increase our fish production to 30,000 pounds in 2004 and at that time to further expand the hatchery facilities.

FISH  PURCHASE  AGREEMENT

Winterton Ranches, an entity controlled by Seth Winterton who is our president's father, entered into a purchase agreement with us on July 1, 2001. The original agreement provided that Winterton Ranches would purchase 10,000 pounds of trout at market price, subject to availability, beginning on July 1, 2002 through July 1, 2004. Target production dates were as follows:

     2,000  pounds  at  or  about  July  1,  2002
     4,000  pounds  at  or  about  July  1,  2003
     4,000  pounds  at  or  about  July  1,  2004

Unfortunately, it has taken longer for the fish to mature than we anticipated. Consequently, we were unable to deliver any fish to Winterton Ranches during 2002. Because of the delay in achieving our target production levels, on December 15, 2002, Winterton Ranches modified the purchase agreement. Winterton has agreed to accept as many fish as we can produce beginning in the summer of

2003. A copy of the modified agreement is attached as an exhibit to this report. Should Winterton Ranches fail to purchase our entire inventory of trout, we believe that other outlets exist for our fish. However, we are not seeking additional customers at the present time. Should we sell to parties other than Winterton Ranches, we will apply for the appropriate transportation permit.

MARKETING  AND  ADVERTISING

Once we have established our breeding operations, we intend to associate the Woodland name with quality fish that will be made available to existing fly fishing facilities. We will list our facility with the State of Utah who provides a list of facilities to people seeking to purchase fish for private stocking of fish. This method will comprise most of the marketing relating to transporting fish off our facility since there is a demand for certified State fish. We also intend to advertise in local and regional outdoor magazines and related publications.

We will be able to advertise our fish as certified State fish once we have the appropriate tests conducted by the State of Utah and they certify our fish are disease free. We hope to be certified sometime in 2003.

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

GOVERNMENTAL  REGULATION

To prevent the spread of disease and the destruction of habitat by non-native species, the State of Utah strictly regulates live fish sales. Utah requires two types of permits. The first allows us to receive fish into our facility and raise them. The second permit allows us to transport fish away from our facility to another property. We have been issued the first permit. The second permit, that allows us to transport fish away from our facility is more complex and will be filed for in 2003. This permit requires that 60 randomly chosen live fish be transported to the state laboratory where they conduct several tests, checking for disease that would be harmful to other facilities. Approval for a permit can take up to a week while the tests are being conducted. We will not require a transport permit to transport fish to Winterton Ranches. Our hatchery is on leased land owned by Winterton Ranches who currently has a permit to receive fish. The permit applies to the entire 100 acres of Winterton Ranches. We will require a transport permit to transport fish to locations outside of Winterton Ranches. We do not anticipate any problems in obtaining the permit.

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

EMPLOYEES

Our president, Cody Winterton is our only employee. We do not intend on hiring additional personnel unless our operations grow to a point where we require help. We estimate that Mr. Winterton devotes approximately 20 hours per week to managing our operations. We do not have a formal employment agreement with Mr. Winterton and he has agreed to not take any salary until our operations are profitable.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

We do not own any real property. Our hatchery is on approximately one acre of leased property and consists of two concrete raceways within a tributary course of the Provo River. We have a small storage facility that houses fish food and miscellaneous tools and equipment. The terms of our lease are $1,200 per year for a period of twenty years, expiring in June of 2021. We utilize office space provided at no cost by our president, Cody Winterton. We anticipate that this arrangement will continue indefinitely as our current operations do not require independent office facilities.

ITEM  3.  LEGAL  PROCEEDINGS.

To the best of our knowledge, no legal proceedings are threatened or pending against our Company or our sole officer and director. None of our affiliates are parties against Woodland or have any material interests in actions that are adverse to our interests.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol WLDH. As of December 31, 2002, we had approximately 63 shareholders holding 11,470,000 shares of common stock. Of the issued and outstanding common stock, 1,470,000 are free trading, the balance are restricted stock as that term is used in Rule 144. A table detailing the high and low bid and ask prices during the past year is provided below.


                                 CLOSING BID      CLOSING ASK
2002                             HIGH    LOW      HIGH    LOW
April 23 (first available)
Through June 28. . . . . . . .   .35     .20       .65     50

July 1 through September 38. .   .21     .20       .60     60

October 1 through December 31.   .20     .20       .60     60

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

We have not paid, nor declared, any dividends since inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

YEARS  ENDED  DECEMBER  31,  2002  AND  2001

We did not generate any revenue during the years ended December 31, 2002 and 2001. We anticipate that we will begin generating revenue under our agreement with Winterton Ranches as soon as our initial generation of fish reaches maturity and a breeding stock is established. During the year ended December 31, 2002 our expenses were $34,272. Expenses in 2002 consisted of general and administrative costs. During the year ended December 31, 2001, our general and administrative costs were $12,844. We also had interest expense of $1,394 in 2001 resulting in net loss of $14,238. Higher administrative costs in 2002 were largely due to expenses associated with conducting a public offering that closed in January of 2002. Legal, accounting and professional fees relating to our public offering were approximately $20,000. General and administrative costs in 2001 were largely the result of professional fees and expenses relating to our public reporting responsibilities. As a result of these factors, we realized net losses of $34,272 for the year ended December 31, 2002 and $14,238 for the year ended December 31, 2001. Cumulative loss from inception on May 15, 1997 through December 31, 2002 is $51,220.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002 we had total assets of $35,372. Current assets consisted of $5,623 in cash, $4,087 in prepaid expenses and $942 in inventory. Other assets consisted of property and equipment valued at $24,720. Current assets at December 31, 2001 consisted of $53,974 in cash and $746 in inventory. Other assets at December 31, 2001 consisted of property and equipment valued at $14,943. Total current liabilities at December 31, 2002 consisted of $1,842 in accounts payable compared to liabilities at December 31, 2001 of $20,611 in accounts payable.

In November of 2001, we initiated a public offering that closed in January of 2002, generating $75,000. The majority of proceeds went to paying debts, covering offering costs and developing our hatchery facilities. We do not anticipate any substantial property or equipment expenditures over the next twelve months since our hatchery is operational and we have secured an inventory of trout. On September 20, 2002 we issued 75,000 restricted shares as reported on Form S-8 for future legal and consulting services valued at $18,750. We do not anticipate any similar expenditures in the next twelve months.

PLAN  OF  OPERATION

We estimate that general and administrative expenses for the next twelve months will be approximately $14,000. This estimate is based on our average costs less offering expenses and consulting fees over the past two years. We hope to cover these costs with cash on hand and with expected proceeds from fish sales under our purchase agreement. Winterton Ranches has agreed to purchase at market value as many fish as we can produce beginning in 2003. Winterton Ranches is currently our only customer. We are not seeking additional customers at the present time and do not have a contingency plan if Winterton does not purchase our fish.

Our auditors have expressed substantial doubt about our ability to continue as a growing concern because of our history of losses and lack of revenue. Additional delays in fish production could force us to seek additional sources of operating capital. If we should find it necessary to raise additional capital, we may sell common stock or enter into debt financing arrangements.

We intend to continue complying with our duties as public company. To demonstrate our commitment to operating fairly and ethically, we have recently adopted a Corporate Code of Ethics that is attached as an exhibit to this report.

ITEM  7.  FINANCIAL  STATEMENTS.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page 12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME            AGE                POSITION                     SINCE
--------------  ---  -------------------------------------  -------------

Cody Winterton   30  President, Secretary, Vice President,  Jan. 25, 2001
                     Treasurer and Director

The  following  is  a  brief  biography  of  our  officer  and  director.

CODY WINTERTON, PRESIDENT AND DIRECTOR. Mr. Winterton began studies in 1996 at Brigham Young University and graduated in 2001 with a major in Political Science and a minor in Business Management. While attending BYU, Mr. Winterton worked at the Utah Valley Regional Medical Center as a Phlebotomist and Psychiatric Technician from 1997 until 2000. During the summer of 2000, Mr. Winterton worked in marketing for Realxchange, an Internet company that built a platform on online real estate transactions. Since 1997 he has also worked for the Springville Ambulance Service as a volunteer Intermediate Emergency Medical Technician. During that same period, he assisted his father, Seth Winterton, in developing and maintaining a Fly Fishing business utilizing the existing Winterton Ranch facilities. Mr. Winterton has conducted extensive research in trout hatchery construction and operation. Areas of research include water quality and temperature, climates, food sources and trout species. Mr. Winterton is actively engaged in stocking, breeding and monitoring our fish.

Our former director, Mr. Christian Holmes, resigned on October 8, 2002 to attend graduate school.

ITEM  10.  EXECUTIVE  COMPENSATION

Our executive officer has not received any salary or compensation. Woodland does not have an employment contract with our executive officer and we have agreed that no salaries will be paid until we have profitable operations.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of December 31, 2002, the number and percentage of the 11,470,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME AND ADDRESS                 AMOUNT    PERCENTAGE

Cody Winterton (1). . . . . .  10,000,000       87.18
1491 East 450 South
Springville, UT  84663

Officers, Directors and . . .  10,000,000       87.18
Nominees as a Group:
1 person

(1) Officer and/or director.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Cody  Winterton  provides  our  office  space  at  his  residence  at no charge.

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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBIT NUMBER  TITLE                                               LOCATION

10.1            Modified Purchase Agreement, December 15, 2002 . .  Attached

99.1            Certification of Chief Executive Officer and Chief  Attached
                Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2            Corporate Code of Ethics . . . . . . . . . . . . .  Attached

Woodland did not file any reports on Form 8-K during the last three months of the period reflected by this report.

ITEM  14.  CONTROLS  AND  PROCEDURES

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

                                   WOODLAND  HATCHERY,  INC.



Date:  March  14,  2003            By:  /s/Cody  Winterton
                                   -----------------------
                                   Cody  Winterton
                                   CEO  and  CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March  14,  2003            By:  /s/Cody  Winterton
                                   -----------------------
                                   Cody  Winterton
                                   Director

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF 2002

I, Cody Winterton, the Chief Executive Officer and Chief Financial Officer of Woodland Hatchery, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March  14,  2003                   /s/Cody  Winterton
                                   -------------------------
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer



         WOODLAND  HATCHERY,  INC.
         -------------------------
     (A  Development  Stage  Company)
     --------------------------------

    INDEX  TO  FINANCIAL  STATEMENTS


                                    Page
                                    ----
Independent Auditors' Report . . .    13

Balance Sheets . . . . . . . . . .    14

Statements of Operations . . . . .    15

Statements of Stockholders' Equity    16

Statements of Cash Flows . . . . .    17

Notes to Financial Statements. . .    18

                          INDEPENDENT AUDITORS' REPORT



To  the  Stockholders  and
Board  of  Directors  of
Woodland  Hatchery,  Inc.


We have audited the accompanying balance sheet of Woodland Hatchery, Inc. (a development stage company), as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodland Hatchery, Inc. (a development stage company), as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

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



/s/JONES  SIMKINS  LLP
-----------------------
Logan,  Utah
February  24,  2003



                             WOODLAND HATCHERY, INC
                          (A Development Stage Company)
                                 BALANCE SHEETS
                            December 31 2002 and 2001


                                                             2002       2001
                                                           ---------  --------

ASSETS
---------------------------------------------------------
Current assets:
    Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $  5,623    53,974
    Prepaid expenses. . . . . . . . . . . . . . . . . . .     4,087         -
    Inventories . . . . . . . . . . . . . . . . . . . . .       942       746
                                                           ---------  --------

      Total current assets. . . . . . . . . . . . . . . .    10,652    54,720

Property and equipment, net . . . . . . . . . . . . . . .    24,720    14,943
                                                           ---------  --------

          Total assets. . . . . . . . . . . . . . . . . .  $ 35,372    69,663
                                                           =========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------

Current liabilities - accounts payable. . . . . . . . . .  $  1,842    20,611
                                                           ---------  --------

Commitments . . . . . . . . . . . . . . . . . . . . . . .         -         -

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding. . . .         -         -
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 11,470,000 and 11,395,000 shares issued
      and outstanding, respectively . . . . . . . . . . .    11,470    11,395
    Additional paid-in capital. . . . . . . . . . . . . .    73,280    54,605
    Deficit accumulated during the development stage. . .   (51,220)  (16,948)
                                                           ---------  --------

          Total stockholders' equity. . . . . . . . . . .    33,530    49,052
                                                           ---------  --------

          Total liabilities and stockholders' equity. . .  $ 35,372    69,663
                                                           =========  ========

                 See accompanying notes to financial statements


                             WOODLAND HATCHERY, INC
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                            December 31 2002 and 2001


                                                                      Cumulative
                                               2002         2001        Amounts
                                           ------------  -----------  ----------

Revenue . . . . . . . . . . . . . . . . .  $         -            -         -
                                           ------------  -----------  ----------

General and administrative costs. . . . .       34,272       12,844    49,826
Interest expense. . . . . . . . . . . . .            -        1,394     1,394
                                           ------------  -----------  ----------

          Loss before income taxes. . . .      (34,272)     (14,238)  (51,220)

Provision for income taxes. . . . . . . .            -            -         -
                                           ------------  -----------  ----------

          Net Loss. . . . . . . . . . . .  $   (34,272)     (14,238)  (51,220)
                                           ============  ===========  ==========


Loss per common share - basic and diluted  $         -            -
                                           ============  ===========

Weighted average common shares -
  basic and diluted . . . . . . . . . . .   11,418,000   10,055,000
                                           ============  ===========

                 See accompanying notes to financial statements


                                            WOODLAND  HATCHERY,  INC
                                        (A  Development  Stage  Company)
                                      STATEMENTS  OF  STOCKHOLDERS'  EQUITY
                                            December 31 2002 and 2001

                                                                                                Deficit
                                                                                                Accumulated
                                                                                    Additional  During the
                                         Preferred Stock          Common Stock      Paid-in     Development
                                        ---------------------  -------------------
                                        Shares     Amount       Shares      Amount  Capital     Stage        Total
                                        ------  -------------  ----------  -------  ---------   -----------  ----------
                                             -  $           -           -  $     -  $      -     $      -      $     -
Balance at May 15, 1997
 (date of inception)

Issuance of common stock for cash. . .       -              -   1,006,000    1,006     1,494            -        2,500

Net loss . . . . . . . . . . . . . . .       -              -           -        -         -         (975)        (975)
                                        ------  -------------  ----------  -------  ---------   -----------  ----------

Balance at December 31, 1997 . . . . .       -              -   1,006,000    1,006     1,494         (975)       1,525

Issuance of common stock for cash. . .       -              -      14,000       14     3,486            -        3,500

Net loss . . . . . . . . . . . . . . .       -              -           -        -         -         (868)        (868)
                                        ------  -------------  ----------  -------  ---------   -----------  ----------

Balance at December 31, 1998 . . . . .       -              -   1,020,000    1,020     4,980       (1,843)       4,157

Net loss . . . . . . . . . . . . . . .       -              -           -        -         -         (442)        (442)
                                        ------  -------------  ----------  -------  ---------   -----------  ----------

Balance at December 31, 1999 . . . . .       -              -   1,020,000    1,020     4,980       (2,285)       3,715

Net loss . . . . . . . . . . . . . . .       -              -           -        -         -         (425)        (425)
                                        ------  -------------  ----------  -------  ---------   -----------  ----------

Balance at December 31, 2000 . . . . .       -              -   1,020,000    1,020     4,980       (2,710)       3,290

Issuance of common stock for:

     Cash. . . . . . . . . . . . . . .       -              -  10,000,000   10,000         -            -       10,000

     Cash. . . . . . . . . . . . . . .       -              -     375,000      375    74,625            -       75,000

Offering costs . . . . . . . . . . . .       -              -           -        -   (25,000)           -      (25,000)

Net loss . . . . . . . . . . . . . . .       -              -           -        -         -      (14,238)     (14,238)
                                        ------  -------------  ----------  -------  ---------   -----------  ----------

Balance at December 31, 2001 . . . . .       -              -  11,395,000   11,395    54,605      (16,948)      49,052

Issuance of common stock for services.       -              -      75,000       75    18,675            -       18,750

Net loss . . . . . . . . . . . . . . .       -              -           -        -         -      (34,272)     (34,272)
                                        ------  -------------  ----------  -------  ---------   -----------  ----------

Balance at December 31, 2002 . . . . .       -  $           -  11,470,000  $11,470  $ 73,280     $(51,220)    $ 33,530
                                        ======  =============  ==========  =======  =========   ===========  ==========

                 See accompanying notes to financial statements


                             WOODLAND HATCHERY, INC
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            December 31 2002 and 2001


                                                                           Cumulative
                                                        2002       2001     Amounts
                                                      ---------  --------  ----------

Cash flows from operating activities:
----------------------------------------------------
Net loss . . . . . . . . . . . . . . . . . . . . . .  $(34,272)  (14,238)  (51,220)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation. . . . . . . . . . . . . . . . .     1,657       567     2,872
       Loss on disposal of assets. . . . . . . . . .         -       361       361
       Common stock issued for services. . . . . . .    18,750         -    18,750
       (Increase) decrease in:
          Prepaid expenses . . . . . . . . . . . . .    (4,087)        -    (4,087)
          Inventories. . . . . . . . . . . . . . . .      (196)     (746)     (942)
       Increase (decrease) in accounts payable . . .   (18,769)   20,611     1,842
                                                      ---------  --------  ----------

          Net cash provided by (used in)
            operating activities . . . . . . . . . .   (36,917)    6,555   (32,424)
                                                      ---------  --------  ----------

Cash flows from investing activities:
----------------------------------------------------
Purchase of fixed assets . . . . . . . . . . . . . .   (11,434)  (15,510)  (27,953)
                                                      ---------  --------  ----------

          Net cash used in investing activities. . .   (11,434)  (15,510)  (27,953)
                                                      ---------  --------  ----------

Cash flows from financing activities:
----------------------------------------------------
Proceeds from issuance of common stock, net. . . . .         -    60,000    66,000
                                                      ---------  --------  ----------

          Net cash provided by financing activities.         -    60,000    66,000
                                                      ---------  --------  ----------


          Net increase (decrease) in cash. . . . . .   (48,351)   51,045     5,623

Cash, beginning of period. . . . . . . . . . . . . .    53,974     2,929         -
                                                      ---------  --------  ----------

Cash, end of period. . . . . . . . . . . . . . . . .  $  5,623    53,974     5,623
                                                      =========  ========  ==========

                 See accompanying notes to financial statements

                             WOODLAND HATCHERY, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            December 31 2002 and 2001

Note  1  -  Organization  and  Summary  of  Significant  Accounting  Policies
-----------------------------------------------------------------------------

Organization
------------

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

Cash  and  Cash  Equivalents
----------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income  Taxes
-------------

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Earnings  Per  Share
--------------------

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2002 and 2001.

Concentration  of  Credit  Risk
-------------------------------

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use  of  Estimates  in  the  Preparation  of  Financial  Statements
-------------------------------------------------------------------

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

                             WOODLAND HATCHERY, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            December 31 2002 and 2001


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

Inventories
-----------

Inventories consist of fish and fish food and is valued at the lower of cost or market using the first-in and first-out (FIFO) method.

Property  and  Equipment
------------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is determined using the straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

Note  2  -  Going  Concern
--------------------------

As of December 31, 2002, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through increasing equity ownership. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

Note  3  -  Property  and  Equipment
------------------------------------

Property  and  equipment  consists  of  the  following  at  December  31:


                                   2002     2001
                                 --------  -------
  Hatchery. . . . . . . . . . .  $23,503   14,002
  Equipment . . . . . . . . . .    1,933        -
  Office equipment. . . . . . .    1,508    1,508
                                 --------  -------

                                  26,944   15,510
  Less accumulated depreciation   (2,224)    (567)
                                 --------  -------

                                 $24,720   14,943
                                 ========  =======

                             WOODLAND HATCHERY, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            December 31 2002 and 2001


Note  4  -  Income  Taxes
-------------------------

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:


                                          Years  Ended
                                          December  31,    Cumulative
                                        -----------------
                                          2002     2001    Amounts
                                        --------  -------  --------

  Income tax benefit at statutory rate  $ 5,000    2,000     8,000
  Change in valuation allowance. . . .   (5,000)  (2,000)   (8,000)
                                        --------  -------  --------

                                        $     -        -         -
                                        ========  =======  ========

Deferred  tax  assets  are  as  follows  at  December  31:


                                 2002     2001
                               --------  -------
Operating loss carryforwards.  $ 8,000    3,000
Valuation allowance . . . . .   (8,000)  (3,000)
                               --------  -------

 . . . . . . . . . . . . . .        -        -
                               ========  =======

The Company's net operating loss carryforwards of approximately $51,000, begin to expire in the year 2017. The amount of net operating loss carryforwards that can be used in any one year may be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note  5  -  Supplemental  Cash  Flow  Information
-------------------------------------------------

Actual  amounts  paid  for  interest  and  income  taxes  are  as  follows:


                                    Cumulative
                   2002      2001   Amounts
                -----------  -----  -------

  Interest . .  $         -  1,394    1,394
                ===========  =====  =======

  Income taxes
                $         -      -        -
                ===========  =====  =======

During the year ended December 31, 2002, the Company issued 75,000 shares of common stock in exchange for legal services valued at $18,750.

                             WOODLAND HATCHERY, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            December 31 2002 and 2001


Note  6  -  Stock  Plan
-----------------------

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

As of December 31, 2002, no stock or stock options have been issued under this plan.

Note  7  -  Recent  Accounting  Pronouncements
----------------------------------------------

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a significant impact on the financial position or results of operations of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS
145). This Statement changes the method for reporting gains on the extinguishment of debt and eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not expect the adoption of SFAS 145 to have a significant impact on the financial position or results of operations of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

                             WOODLAND HATCHERY, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            December 31 2002 and 2001



Note  7  -  Recent  Accounting  Pronouncements  (continued)
-----------------------------------------------------------

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