Form 10QSB
period 2003-03-31
WOODLAND HATCHERY INC
filed 2003-05-14
CIK 1158134

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 11,470,000 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                  FORM 10-QSB
                                 MARCH 31, 2003
                            WOODLAND HATCHERY, INC.
                          (A Development Stage Company)

                                      INDEX

                                                                                Page
PART I..  Financial Information

          Item I.  Unaudited Financial Statements                                  3

          Unaudited Balance Sheet, March 31, 2003                                  4

          Unaudited Statements of Operations for the Three Months Ended
          March 31, 2003 and 2002 and Cumulative Amounts Since Inception           5

          Unaudited Statements of Cash Flows for the Three Months Ended
          March 31, 2003 and 2002 and Cumulative Amounts Since Inception           6

          Notes to Financial Statements                                            7

          Item 2.  Management's Discussion and Analysis of Financial Condition
          or Plan of Operation                                                     8

          Item 3.   Controls and Procedures                                       10

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                               10

          Signatures                                                              10

(Inapplicable  items  have  been  omitted)

PART  I.

FINANCIAL  INFORMATION

Item  1.  Unaudited  Financial  Statements

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



                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                             UNAUDITED BALANCE SHEET
                             -----------------------
                                 March 31, 2003
                                 --------------


                                     ASSETS
                                ---------------

Current assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . .  $  2,711
    Prepaid expenses . . . . . . . . . . . . . . . . .     3,844
    Inventories. . . . . . . . . . . . . . . . . . . .       751
                                                        ---------

      Total current assets . . . . . . . . . . . . . .     7,306

Property and equipment, net. . . . . . . . . . . . . .    24,156
                                                        ---------

          Total assets . . . . . . . . . . . . . . . .  $ 31,462
                                                        =========


             LIABILITIES AND STOCKHOLDERS' EQUITY
        ----------------------------------------------

Current liabilities - accounts payable . . . . . . . .  $  3,011
                                                        ---------

Commitments. . . . . . . . . . . . . . . . . . . . . .         -

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding . .         -
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 11,470,000 shares issued and
      outstanding. . . . . . . . . . . . . . . . . . .    11,470
    Additional paid-in capital . . . . . . . . . . . .    73,280
    Deficit accumulated during the development stage .   (56,299)
                                                        ---------

          Total stockholders' equity . . . . . . . . .    28,451
                                                        ---------

          Total liabilities and stockholders' equity .  $ 31,462
                                                        =========


    The accompanying notes are an integral part of these financial statements



                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                               Three Months Ended
                                                   March 31,          Cumulative
                                               2003         2002      Amounts
                                           ------------  -----------  ----------
Revenue . . . . . . . . . . . . . . . . .  $         -            -         -

General and administrative costs. . . . .        5,079        4,621    54,905
Interest expense. . . . . . . . . . . . .            -            -     1,394
                                           ------------  -----------  ----------

          Loss before income taxes. . . .       (5,079)      (4,621)  (56,299)


Provision for income taxes. . . . . . . .            -            -         -
                                           ------------  -----------  ----------

          Net Loss. . . . . . . . . . . .  $    (5,079)      (4,621)  (56,299)
                                           ============  ===========  ===========


Loss per common share - basic and diluted  $         -            -
                                           ============  ===========

Weighted average common shares -
  basic and diluted . . . . . . . . . . .   11,470,000   11,395,000
                                           ============  ===========


    The accompanying notes are an integral part of these financial statements



                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                        UNAUDITED STATEMENTS OF CASH FLOWS
                        ----------------------------------

                                                     Three Months Ended
                                                         March 31,       Cumulative
                                                       2003      2002    Amounts
                                                     --------  --------  ----------

Cash flows from operating activities:
---------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . .  $(5,079)   (4,621)  (56,299)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation . . . . . . . . . . . . . . . .      564       317     3,436
       Loss on disposal of assets . . . . . . . . .        -         -       361
       Common stock issued for services . . . . . .        -         -    18,750
      (Increase) decrease in:
       Prepaid expenses . . . . . . . . . . . . . .      243         -    (3,844)
       Inventories. . . . . . . . . . . . . . . . .      191         -      (751)
       Increase (decrease) in accounts payable. . .    1,169   (18,031)    3,011
                                                     --------  --------  ----------

          Net cash used in operating activities . .   (2,912)  (22,335)  (35,336)
                                                     --------  --------  ----------

Cash flows from investing activities:
---------------------------------------------------
Purchase of fixed assets. . . . . . . . . . . . . .        -    (3,269)  (27,953)
                                                     --------  --------  ----------

          Net cash used in investing activities . .        -    (3,269)  (27,953)
                                                     --------  --------  ----------

Cash flows from financing activities:
---------------------------------------------------
Proceeds from issuance of common stock, net . . . .        -         -    66,000
                                                     --------  --------  ----------

          Net cash provided by financing activities        -         -    66,000
                                                     --------  --------  ----------


          Net increase (decrease) in cash . . . . .   (2,912)  (25,604)    2,711

Cash, beginning of period . . . . . . . . . . . . .    5,623    53,974         -
                                                     --------  --------  ----------

Cash, end of period . . . . . . . . . . . . . . . .  $ 2,711    28,370     2,711
                                                     ========  ========  ==========

    The accompanying notes are an integral part of these financial statements

                             WOODLAND HATCHERY, INC.
                             ----------------------
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                                 March 31, 2003
                                 --------------


Note  1  -  Basis  of  Presentation
-----------------------------------

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note  2  -  Additional  footnotes  included  by  reference
----------------------------------------------------------

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

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

We are leasing ground and water rights from Seth Winterton, the father of Cody Winterton, our president. Our lease payments are $1,200 per year. The lease allows us unrestricted access and use of approximately one acre of land through which the hatchery waterways run. The lease is for an initial period of twenty years beginning in June 2001 and is renewable annually after expiration unless either party gives notice to terminate the lease. All improvements to the land will belong to the owner of the property upon termination of the lease. We have selected this site because rainbow trout require large amounts of high quality water with a minimum dissolved oxygen concentration of 5 mg/L. The selected site is ideal for a fish hatchery because of the natural quality, volume and temperature of the water.

Trout production facilities usually consist of indoor rearing facilities and outdoor raceways and ponds. The rearing facilities are usually used for producing trout from the fertilized eggs to fingerlings. We have completed construction of the hatchery which consists of two concrete raceways with free flowing water, including two small incubators. A flowing stream has been diverted to run through the raceways to simulate a natural stream or riverbed. Total cost for construction was $23,500. The concrete design makes the walls and floors easy to clean and also allows water to be diverted away from the raceways, allowing them to sun-dry to kill diseases that may potentially arise.

Our breeding operations commenced with the purchase of 2,000 pounds of six inch trout, weighing eight ounces per fish. The initial purchase consisted of 1,000 pounds of German Browns purchased from The Wyoming Trout Ranch and 1,000 pounds of Kamaloop Rainbow Trout purchased from Black Canyon Trout Farm in Idaho. These species were chosen based on our environment including water temperature, seasons and water flows. We had hoped to have fish ready to sell in the fall of 2002, however, the trout have taken longer to mature than we originally anticipated. We currently hope to begin selling trout in the summer or fall of 2003.

In addition to purchasing fingerling trout, we will breed our own fish. Each season, twenty or so of the largest and strongest of each species will be kept for breeding. These brood fish will provide the eggs for subsequent generations. Once our breeding stock is established we do not anticipate having to purchase additional fish. Our goal is to produce sufficient fingerlings to have 17,000 pounds of six inch marketable trout ready to sell in 2003.

We have contracted to sell the initial 2,000 pounds of fish we produce to Winterton Ranches. At the time of sale, the fish will have increased in size to approximately 14 to 18 inches and will have doubled in weight. Winterton Ranches will use the fish to stock ponds already existing on their property. We currently lease our property from Winterton Ranches who has adjoining property with ours. Winterton Ranches has an existing fish permit from the State of Utah which will allow us to transfer fish to their facilities without restriction.

We entered into a fish purchase agreement with Winterton Ranches on July 1, 2001. Winterton Ranches is adjacent to our hatchery and is owned by Seth Winterton, our president's father. The original agreement provided that Winterton Ranches would purchase 10,000 pounds of trout at market price, subject to availability, beginning on July 1, 2002 through July 1, 2004. Because it has taken longer for the fish to mature than we anticipated, we were unable to deliver any fish to Winterton Ranches during 2002. Because of the delay in achieving our target production levels, on December 15, 2002, Winterton Ranches modified the purchase agreement. Winterton has agreed to accept as many fish as we can produce beginning in the summer of 2003. Should Winterton Ranches fail to purchase our entire inventory of trout, we believe that other outlets exist for our fish. However, we are not seeking additional customers at the present time. Should we sell to parties other than Winterton Ranches, we will apply for the appropriate transportation permit.

Should our operations reach 50,000 pounds, we will then have to obtain permits from the Environmental Protection Agency for our hatchery. At the current time, we are not subject to any EPA regulations and do not anticipate reaching production of 50,000 pounds in the near future. We are not aware of any other governmental regulation with which we must comply in order to operate our hatchery.

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2003  AND  2002

Our hatchery has not generated any revenue to date. We anticipate that we will begin generating revenue under our agreement with Winterton Ranches as soon as our initial generation of fish reaches maturity and a breeding stock is established. Hopefully, this will occur later in 2003. Expenses during the first three months of 2003 and 2002 were relatively stable and consisted entirely of general and administrative costs. These costs were $5,079 during the three months ended March 31, 2003 and $4,621 during the comparable period in 2002. Expenses during both periods were almost exclusively related to legal, professional and accounting costs associated with preparing and filing our public reports. As a result of these factors, we realized a net loss of $5,079 for the three months ended March 31, 2003 and a net loss of $4,621 for the comparable period in 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003 our total assets were $31,462 consisting of $2,711 in cash, $3,844 in prepaid expenses, $751 in inventory and $24,156 in property and equipment. Total current liabilities at March 31, 2003 consisted of $3,011 in accounts payable.

We do not have any material commitments for capital expenditures and believe that our current cash needs can be met with cash on hand and expected revenue from fish sales. Should we find it necessary to raise additional capital, we may sell common stock or enter into debt financing arrangements.

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



Exhibits:


EXHIBIT NUMBER  TITLE                                                              LOCATION

          99.1  Certification of Chief Executive Officer and Chief Financial. . .  Attached
                Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Executive Officer and Chief Financial. . .  Attached
                Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WOODLAND  HATCHERY,  INC.



Date:  May  13,  2003              /s/Cody  Winterton
                                   -----------------------------------------
                                   Cody  Winterton
                                   President  and  Chief  Financial  Officer