Form 10KSB/A
period 2002-12-31
WOODLAND HATCHERY INC
filed 2003-06-03
CIK 1158134

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[  X  ]     Annual  report  pursuant  to  section  13 or 15(d) of the Securities
Exchange  Act  of  1934
     For  the  fiscal  year  ended  December  31,  2002

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

Our breeding operations commenced with the purchase of 2,000 pounds of six inch trout, weighing eight ounces per fish. The initial purchase consisted of 1,000 pounds of German Browns purchased from The Wyoming Trout Ranch and 1,000 pounds of Kamaloop Rainbow Trout purchased from Black Canyon Trout Farm in Idaho. By starting with six inch trout we hoped to have fish ready to sell in the fall of 2002, however, the fish have taken longer to mature than we anticipated. As a result, we do not expect to begin selling trout until the summer or fall of 2003.

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

We  have  contracted  to  sell  the  initial  2,000  pounds of fish to Winterton
Ranches. At the time of sale, the fish will have increased in length to approximately 14 to 18 inches and will have doubled in weight. Winterton Ranches will use the fish to stock ponds already existing on their property. We currently lease our property from Winterton Ranches who has adjoining property with ours. Winterton Ranches has an existing fish permit from the State of Utah which will allow us to transfer fish to their facilities without restriction.

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

MARKETING  AND  ADVERTISING

Once we have established our breeding operations, we intend to associate the Woodland name with quality fish that will be made available to existing fly fishing facilities. We will list our facility with the State of Utah who provides a list of facilities to people seeking fish for stocking private fisheries. This method will comprise most of the marketing relating to transporting fish off our facility since there is a demand for certified State fish. We also intend to advertise in local and regional outdoor magazines and related publications.

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

Should our operations reach 50,000 pounds per year, we will have to obtain permits from the Environmental Protection Agency for our hatchery. At the current time, we are not subject to any EPA regulations and do not anticipate reaching production of 50,000 pounds in the near future. We are not aware of any other governmental regulation with which we must comply in order to operate our hatchery.

EMPLOYEES

Our president, Cody Winterton is our only employee. We do not intend on hiring additional personnel unless our operations grow to a point where we require help. We estimate that Mr. Winterton devotes approximately 20 hours per week to managing our operations. We do not have a formal employment agreement with Mr. Winterton although we provided salary and health insurance totaling approximately $3,418 to Mr. Winterton in 2002.

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

We did not generate any revenue during the years ended December 31, 2002 and 2001. We anticipate that we will begin generating revenue under our agreement with Winterton Ranches as soon as our initial generation of fish reaches maturity and a breeding stock is established. During the year ended December 31, 2002 our expenses were $34,272. Expenses in 2002 consisted of primarily of general and administrative costs. We also had expenses of $3,418 consisting of salary, health insurance and payroll taxes. During the year ended December 31, 2001, our general and administrative costs were $12,844. We also had interest expense of $1,394 in 2001 resulting in net loss of $14,238. Higher administrative costs in 2002 were largely due to expenses associated with conducting a public offering that closed in January of 2002. Legal, accounting and professional fees relating to our public offering were approximately $20,000. General and administrative costs in 2001 were largely the result of professional fees and expenses relating to our public reporting responsibilities. As a result of these factors, we realized net losses of $34,272 for the year ended December 31, 2002 and $14,238 for the year ended December 31, 2001. Cumulative loss from inception on May 15, 1997 through
December  31,  2002  is  $51,220.

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

ITEM  10.  EXECUTIVE  COMPENSATION

Woodland does not have an employment contract with our executive officer. However, in 2002 we paid $3,418 in salary and benefits to our executive officer consisting of $500 in salary, $2,575 in health insurance and $343 in payroll taxes.

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



NAME AND ADDRESS                             AMOUNT    PERCENTAGE

Cody Winterton (1) . . . . . . . . . . . .  8,500,000      74.10 %
1491 East 450 South
Springville, UT  84663

The Quest for the Gift of Life Foundation.  1,000,000       8.71 %
6788 South 1300 East, Suite P
Salt Lake City, UT 84121

Officers, Directors and. . . . . . . . . .  8,500,000      74.10 %
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

REPORTS  ON  FORM  8-K

Woodland did not file any reports on Form 8-K during the last three months of the period reflected by this report.


EXHIBIT NUMBER  TITLE                                                                 LOCATION

          10.1  Modified Purchase Agreement, December 15, 2002 . . . . . . . . . . .         *

          99.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
                 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Corporate Code of Ethics . . . . . . . . . . . . . . . . . . . . . .         *

*  Exhibits  10.1  and  99.2  were previously attached as exhibits to the Form 10-KSB filed on
March  20,  2003  and  are  hereby  incorporated  by  reference.

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

                            WOODLAND HATCHERY, INC.



Date:  May  30,  2003                   By: /s/Cody  Winterton
                                        -------------------------
                                        Cody  Winterton
                                        Chief  Executive  Officer
                                        Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May  30,  2003                   By: /s/Cody  Winterton
                                        -----------------------
                                        Cody  Winterton
                                        Director

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


May  30,  2003                     /s/Cody  Winterton
                                   -------------------------
                                   Cody  Winterton
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer



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