Form 10QSB
period 2003-06-30
WOODLAND HATCHERY INC
filed 2003-08-01
CIK 1158134

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 11,470,000 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                  FORM 10-QSB
                                 MARCH 31, 2003
                            WOODLAND HATCHERY, INC.
                          (A Development Stage Company)

                                      INDEX

                                                                                Page
PART I..  Financial Information

          Item 1.  Unaudited Financial Statements                                  3

          Unaudited Condensed Balance Sheet, June 30, 2003                         4

          Unaudited Statements of Operations for the Six Months Ended June 30,
          2003 and June 30, 2002 and Cumulative Amounts Since Inception            5

          Unaudited Statements of Operations for the Three Months Ended June
          30, 2003 and June 30, 2002                                               6

          Unaudited Statements of Cash Flows for the Six Months Ended June
          30, 2003 and June 30, 2002 and Cumulative Amounts Since Inception        7

          Notes to Financial Statements                                            8

          Item 2.  Management's Discussion and Analysis of Financial Condition
          or Plan of Operation                                                    10

          Item 3.   Controls and Procedures                                       11

PART II.  Other Information

          Item 5.  Other Events                                                   11

          Item 6.  Exhibits and Reports on Form 8-K                               11

          Signatures                                                              12

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



                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                             UNAUDITED BALANCE SHEET
                             -----------------------
                                  June 30, 2003
                                  -------------



ASSETS
----------------------------------------------------------

Current assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $    167
    Prepaid expenses . . . . . . . . . . . . . . . . . . .     1,644
    Inventories. . . . . . . . . . . . . . . . . . . . . .       751
                                                          -----------

      Total current assets . . . . . . . . . . . . . . . .     2,562

Property and equipment, net. . . . . . . . . . . . . . . .    23,592
                                                          -----------

          Total assets . . . . . . . . . . . . . . . . . .  $ 26,154
                                                          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------

Current liabilities - accounts payable . . . . . . . . . .  $  1,738

Commitments. . . . . . . . . . . . . . . . . . . . . . . .         -

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding . . . .         -
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 11,470,000 shares issued and outstanding    11,470
    Additional paid-in capital . . . . . . . . . . . . . .    73,280
    Deficit accumulated during the development stage . . .   (60,334)
                                                          -----------

          Total stockholders' equity . . . . . . . . . . .    24,416
                                                          -----------

          Total liabilities and stockholders' equity . . .  $ 26,154
                                                          ===========

                 See accompanying notes to financial statements



                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                               Six  Months Ended
                                                    June 30,          Cumulative
                                           -------------------------
                                               2003         2002        Amounts
                                           ------------  -----------  ----------

Revenue . . . . . . . . . . . . . . . . .  $         -            -         -

General and administrative costs. . . . .        9,114       10,594    58,940
Interest expense. . . . . . . . . . . . .            -            -     1,394
                                           ------------  -----------  ----------

          Loss before income taxes. . . .       (9,114)     (10,594)  (60,334)


Provision for income taxes. . . . . . . .            -            -         -
                                           ------------  -----------  ----------

          Net Loss. . . . . . . . . . . .  $    (9,114)     (10,594)  (60,334)
                                           ============  ===========  ==========


Loss per common share - basic and diluted  $         -            -
                                           ============  ===========

Weighted average common shares -
  basic and diluted . . . . . . . . . . .   11,470,000   11,395,000
                                           ============  ===========

                 See accompanying notes to financial statements



                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                              Three Months Ended
                                                  June 30,
                                           -------------------------
                                               2003         2002
                                           ------------  -----------

Revenue . . . . . . . . . . . . . . . . .  $         -            -

General and administrative costs. . . . .        4,035        5,973
Interest expense. . . . . . . . . . . . .            -            -
                                           ------------  -----------

          Loss before income taxes. . . .       (4,035)      (5,973)


Provision for income taxes. . . . . . . .            -            -
                                           ------------  -----------

          Net loss. . . . . . . . . . . .  $    (4,035)      (5,973)
                                           ============  ===========

Loss per common share - basic and diluted  $         -            -
                                           ============  ===========

Weighted average common shares -
  basic and diluted . . . . . . . . . . .   11,470,000   11,395,000
                                           ============  ===========

                 See accompanying notes to financial statements



                             WOODLAND HATCHERY, INC.
                             -----------------------
                          (A Development Stage Company)
                        UNAUDITED STATEMENTS OF CASH FLOWS
                        ----------------------------------


                                                      Six Months Ended
                                                          June 30,       Cumulative
                                                     ------------------
                                                       2003      2002     Amounts
                                                     --------  --------  ----------

Cash flows from operating activities:
---------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . .  $(9,114)  (10,594)  (60,334)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation . . . . . . . . . . . . . . . .    1,128       646     4,000
       Loss on disposal of assets . . . . . . . . .        -         -       361
       Common stock issued for services . . . . . .        -         -    18,750
      (Increase) decrease in:
         Prepaid expenses . . . . . . . . . . . . .    2,443         -    (1,644)
         Inventories. . . . . . . . . . . . . . . .      191       (24)     (751)
      Increase (decrease) in:
         Accounts payable . . . . . . . . . . . . .     (104)  (16,200)    1,738
                                                     --------  --------  ----------

          Net cash used in operating activities . .   (5,456)  (26,172)  (37,880)
                                                     --------  --------  ----------

Cash flows from investing activities:
---------------------------------------------------
Purchase of fixed assets. . . . . . . . . . . . . .        -    (9,206)  (27,953)
                                                     --------  --------  ----------

          Net cash used in investing activities . .        -    (9,206)  (27,953)
                                                     --------  --------  ----------

Cash flows from financing activities:
---------------------------------------------------
Proceeds from issuance of common stock, net . . . .        -         -    66,000
                                                     --------  --------  ----------

          Net cash provided by financing activities        -         -    66,000
                                                     --------  --------  ----------


          Net increase (decrease) in cash . . . . .   (5,456)  (35,378)      167

Cash, beginning of period . . . . . . . . . . . . .    5,623    53,974         -
                                                     --------  --------  ----------

Cash, end of period . . . . . . . . . . . . . . . .  $   167    18,596       167
                                                     ========  ========  ==========

                 See accompanying notes to financial statements

                             WOODLAND HATCHERY, INC.
                             ----------------------
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                                  June 30, 2003



Note  1  -  Basis  of  Presentation
-----------------------------------

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2003.

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

Note  3  -  Going  Concern
--------------------------

At June 30, 2003 the Company has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to achieving profitable operations and/or obtaining necessary funding from outside sources. The Company has entered into a non-binding letter of intent with a potential merger partner (see Note 4). There can be no assurance that the Company will be successful in these efforts.

Note  4  -  Acquisition
-----------------------

On June 12, 2003, the Company entered into a non-binding letter of intent to acquire all of the outstanding common stock of Dwango North America, Inc.

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

SIX  MONTH  AND  THREE  MONTH  PERIODS  ENDED  JUNE  30,  2003  AND  2002

Our hatchery has not generated any revenue to date. We anticipate that we will begin generating revenue under our agreement with Winterton Ranches as soon as our initial generation of fish reaches maturity and a breeding stock is established. Hopefully, this will occur later in 2003.

Expenses through the first six months of 2003 and 2002 consisted entirely of general and administrative costs. These costs were $9,114 during the six months ended June 30, 2003 and $10,594 during the comparable period in 2002.

General and administrative costs during the three months ended June 30, 2003 were $4,035 compared to $5,973 during the three months ended June 30, 2002.

General and administrative expenses during all reported periods were almost exclusively related to legal, professional and accounting costs associated with preparing and filing our public reports.

As a result of these factors, we realized a net loss of $4,035 for the three months ended June 30, 2003 and $9,114 for the six months ended June 30, 2003 compared to net losses of $5,973 and $10,594 during the three and six month periods ended June 30, 2002. Cumulative net loss from inception through June 30, 2003 was $60,334.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2003 our total assets were $26,154, consisting of $167 in cash, $1,644 in prepaid expenses, $751 in inventory and $23,592 in property and equipment. Total current liabilities at June 30, 2003 consisted of $1,738 in accounts payable.

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

ITEM  5.  OTHER  INFORMATION,  PENDING  AGREEMENT  AND  ACQUISITION

On June 12, 2003, Woodland entered into a non-binding letter of intent to acquire all of the outstanding common stock of Dwango North America, Inc. Management anticipates that the agreement will be consummated during August of 2003. When the agreement is finalized, Dwango will become a wholly-owned subsidiary of Woodland Hatchery.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.



EXHIBITS:


NUMBER  TITLE                                                                 LOCATION

  32.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2  Certification of Chief Executive Officer and Chief Financial Officer  Attached
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WOODLAND  HATCHERY,  INC.



Date:  July  30,  2003             /s/Cody  Winterton
                                   -----------------------------------------
                                   Cody  Winterton
                                   President  and  Chief  Financial  Officer