Form 10QSB
period 2003-09-30
DWANGO NORTH AMERICA CORP
filed 2003-11-19
CIK 1158134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 2003


                        Commission file number: 333-69006


                           DWANGO NORTH AMERICA CORP.
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                        84-1407365
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                5847 SAN FELIPE, SUITE 3220, HOUSTON, TEXAS 77057
                    (Address of principal executive offices)


                                  713-914-9600
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,080,534 as of November 17, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


DWANGO NORTH AMERICA CORP. AND SUBSIDIARY
(a development stage company)

BALANCE SHEETS

                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                            2003           2002
                                                                        -----------    -----------
                                                                        (unaudited)
ASSETS
Current Assets:
      Cash                                                              $   123,000    $   293,000
      Prepaid expenses                                                           --         31,000
      Other current assets                                                   34,000          8,000
                                                                        -----------    -----------
             Total current assets                                           157,000        332,000

Fixed assets, net                                                           127,000         80,000
Deferred acquisition costs                                                   34,000
Deferred financing costs                                                    497,000
                                                                        -----------    -----------
                                                                        $   815,000    $   412,000
                                                                        ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued expenses                             $   494,000    $   211,000
      Notes payable - related party                                              --        100,000
                                                                        -----------    -----------
             Total current liabilities                                      494,000        311,000

Senior convertible notes payable, net of debt
      discount of $1,713,000                                                787,000
                                                                        -----------    -----------
             Total liabilities                                            1,281,000        311,000
                                                                        -----------    -----------

Stockholders' equity (deficit):
      Preferred stock, $.001 par value; 10,000,000 shares authorized;
          no shares issued and outstanding                                       --
      Common stock, $.001 par value; 50,000,000 shares authorized;
          issued and outstanding 5,080,000 and 5,041,000 shares,
          respectively                                                        5,000          5,000
      Equity in DNA, Inc. not exchanged for
          Dwango North America Corp. stock                                  405,000        150,000
      Additional paid-in capital                                          3,375,000      1,423,000
      Deficit accumulated during development stage                       (4,251,000)    (1,477,000)
                                                                        -----------    -----------
             Total stockholders' equity (deficit)                          (466,000)       101,000
                                                                        -----------    -----------
                                                                        $   815,000    $   412,000
                                                                        ===========    ===========


See notes to the condensed consolidated financial statements

DWANGO NORTH AMERICA CORP. AND SUBSIDIARY
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

                                                                                                             PERIOD
                                                                                                              FROM
                                                                                                           NOVEMBER 20,
                                                                                                              2000
                                                                                                          (INCEPTION)
                                                THREE-MONTH PERIOD ENDED      NINE-MONTH PERIOD ENDED          TO
                                                       SEPTEMBER 30,                 SEPTEMBER 30,        SEPTEMBER 30,
                                               --------------------------    --------------------------   -------------
                                                   2003           2002           2003           2002           2003
                                               -----------    -----------    -----------    -----------    -----------
Revenue                                        $     4,000    $        --    $    10,000    $        --    $    10,000

Expenses:
      Research and Development                      84,000                        84,000                        84,000
      General and administrative                 1,254,000        441,000      2,453,000        728,000      3,863,000
                                               -----------    -----------    -----------    -----------    -----------

Operating loss                                  (1,334,000)      (441,000)    (2,527,000)      (728,000)    (3,937,000)
Interest expense                                   187,000         35,000        247,000         51,000        314,000
                                               -----------    -----------    -----------    -----------    -----------

Net loss                                       $(1,521,000)   $  (476,000)   $(2,774,000)   $  (779,000)   $(4,251,000)
                                               ===========    ===========    ===========    ===========    ===========

Common share data:
      Basic and diluted loss per share         $     (0.30)   $     (0.11)   $     (0.55)   $     (0.19)
                                               ===========    ===========    ===========    ===========

      Weighted average number of basic and
         diluted common shares outstanding       5,074,056      4,160,603      5,052,019      4,101,552
                                               ===========    ===========    ===========    ===========


See notes to the condensed consolidated financial statements

DWANGO NORTH AMERICA CORP. AND SUBSIDIARY
(a development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

                                                    COMMON STOCK                                          DEFICIT
                                                   $.001 PAR VALUE                                      ACCUMULATED
                                            --------------------------    ADDITIONAL     SHARES HELD      DURING
                                             NUMBER OF                      PAID-IN       BY DWANGO     DEVELOPMENT
                                               SHARES         AMOUNT        CAPITAL       Japan (1)       STAGE          TOTAL
                                            -----------    -----------    -----------    -----------   -----------    -----------
Shares issued in connection with the
     formation of the Company,
     November 20, 2000, adjusted to
       reflect the recapitalization           4,068,000    $     4,000                                                $     4,000
Net loss for the year ended
     December 31, 2000                                                                                 $    (1,000)        (1,000)
                                            -----------    -----------    -----------    -----------   -----------    -----------

BALANCE AT DECEMBER 31, 2000                  4,068,000          4,000                                      (1,000)         3,000
Capital contribution by majority
     stockholder in 2001                                                  $    61,000                                      61,000
Sale of stock, December 27, 2001                                               96,000    $     4,000                      100,000
Net loss for the year ended
     December 31, 2001                                                                                    (206,000)      (206,000)
                                            -----------    -----------    -----------    -----------   -----------    -----------

BALANCE AT DECEMBER 31, 2001                  4,068,000          4,000        157,000          4,000      (207,000)       (42,000)
Common stock issued in payment for
     rent, June 1, 2002                          45,000                        52,000          2,000                       54,000
Conversion of note payable,
     August 14, 2002                             85,000                        99,000          4,000                      103,000
Warrant issued in connection with note
     payable                                                                   44,000          2,000                       46,000
Sale of stock, August 14, 2002                                                327,000         43,000                      370,000
Capital contribution by majority
     stockholder, August 14, 2002                                              50,000          7,000                       57,000
Exercise of stock options,
     September 20, 2002                           8,000                         5,000          1,000                        6,000
Common stock issued in October 2002,
     in connection with private
     financing, net                             835,000          1,000        689,000         87,000                      777,000
Net loss for the year ended
     December 31, 2002                                                                                  (1,270,000)    (1,270,000)
                                            -----------    -----------    -----------    -----------   -----------    -----------

BALANCE AT DECEMBER 31, 2002                  5,041,000          5,000      1,423,000        150,000    (1,477,000)       101,000

Warrants issued in connection with
     notes payable, net                                                     1,820,000        239,000                    2,059,000
Conversion of note payable from
     related party, July 7, 2003                                               89,000         11,000                      100,000
Stock issued in connection with
     employment agreements                       39,000                        43,000          5,000                       48,000
Net loss for the nine-month period
     ended September 30, 2003                                                                           (2,774,000)    (2,774,000)
                                            -----------    -----------    -----------    -----------   -----------    -----------

BALANCE AT SEPTEMBER 30, 2003 (UNAUDITED)     5,080,000    $     5,000    $ 3,375,000    $   405,000   $(4,251,000)   $  (466,000)
                                            ===========    ===========    ===========    ===========   ===========    ===========

(1) This amount represents equity in DNA, Inc. held by Dwango Japan not exchanged for Dwango North America Corp. common stock


See notes to the condensed consolidated financial statements

DWANGO NORTH AMERICA CORP. AND SUBSIDIARY
(a development stage company)

STATEMENTS OF CASH FLOWS

                                                                                  PERIOD
                                                                                   FROM
                                                                                 NOVEMBER 20,
                                                                                   2000
                                                                                (INCEPTION)
                                                    NINE-MONTH PERIOD               TO
                                                    ENDED SEPTEMBER 30,        SEPTEMBER 30,
                                              ----------------------------      -----------
                                                 2003             2002             2003
                                              -----------      -----------      -----------
                                              (unaudited)      (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                  $(2,774,000)     $  (779,000)     $(4,251,000)
    Adjustments to reconcile net loss to
       net cash used in operating
       activities:
         Depreciation expense                      48,000                            84,000
         Common stock issued for rent              17,000           14,000           54,000
         Common stock issued as compensation       48,000                            48,000
         Amortization of debt discount            207,000           46,000          253,000
         Amorization of deferred financing cost    85,000                            85,000
         Changes in:
           Prepaid expenses                        14,000          (45,000)              --
           Other assets                           (26,000)          (5,000)         (34,000)
           Amortization of Deferred
             acquisition costs                    (34,000)                          (34,000)
           Accounts payable and
             accrued expenses                     283,000           59,000          504,000
                                              -----------      -----------      -----------
               Net cash used in
                operating activities           (2,132,000)        (710,000)      (3,291,000)
                                              -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                      (95,000)          (4,000)        (211,000)
                                              -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit                   50,000           45,000          150,000
    Repayment of line of credit                   (50,000)         (13,000)        (150,000)
    Proceeds from loan                                              54,000           54,000
    Warrant issued in connection with
       note payable                                                 46,000           46,000
    Proceeds from related party loan                               150,000          200,000
    Repayment of related parly loan                                 50,000          (50,000)
    Proceeds from issuance of notes
       payable and warrants                     2,500,000          (50,000)       2,500,000
    Financing costs in connection
       with convertible notes                    (443,000)                         (443,000)
    Proceeds from issuance of
       common stock, net of expenses                               406,000        1,318,000
                                              -----------      -----------      -----------
               Net cash provided
                by financing
                activities                      2,057,000          688,000        3,625,000
                                              -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                  (170,000)         (26,000)         123,000
Cash at beginning of period                       293,000          106,000
                                              -----------      -----------      -----------

CASH AT END OF PERIOD                         $   123,000      $    80,000      $   123,000
                                              ===========      ===========      ===========

SUPPLEMENTARY DISCLOSURE OF CASH
    FLOW INFORMATION:
    Interest paid                             $     2,000      $     1,000      $     5,000
NONCASH TRANSACTIONS:
    Conversion of note payable-related
       party to common stock                  $   100,000      $   103,000      $   203,000
    Warrants issued as financing costs,
       net of expenses                        $   139,000                       $   139,000
    Notes and accrued interest
       contributed as capital                                  $    57,000      $    57,000
    Debt discount recorded for warrants
       issued with convertible notes          $ 1,920,000                       $ 1,920,000


See notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A - The Basis of Reporting

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Dwango North America Corp. formerly Woodland Hatchery, Inc., ("dwango" or the "Company") as of September 30, 2003, the results of its operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

         The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, contemplating continuity of operations, and realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying financial statements do not include any adjustments relating to the recoverability of assets and the classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result from the Company's inability to continue as a going concern. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2002 included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2003.

Note B - Recapitalization

         On September 29, 2003, the Company acquired a majority of the outstanding common stock of Dwango North America, Inc., a Texas corporation ("DNA, Inc."), pursuant to an exchange offer consummated with the stockholders of DNA, Inc. The stockholders of DNA, Inc. that elected to participate in the exchange received stock of the Company based on an exchange ratio of 1.3934814 shares of common stock of the Company for each share of Common stock of DNA, Inc. surrendered for exchange. Shares of common stock underlying DNA, Inc.'s outstanding stock options, warrants and convertible notes are similarly effected and will be exercisable into the number of shares based on the exchange ratio. Following the Recapitalization, the Company changed its name to Dwango North America Corp. Pursuant to the Recapitalization, DNA, Inc. became a majority-owned subsidiary of the Company. The stock holders of DNA, Inc. acquired a majority of the voting stock of the Company pursuant to the exchange, and DNA, Inc. was deemed to be the accounting acquiror. Such exchange is treated for accounting purposes as a capital transaction with an inactive shell company. Accordingly, purchase accounting treatment was not applicable and no goodwill resulted from this transaction. Therefore, all historical financial information and financial statements for the periods presented are those of DNA, Inc. and give retroactive effect as if the recapitalization occurred at the beginning of the periods presented.

     Prior to the exchange, in connection with the recapitalization, the Company effected a one-for-4.5 reverse stock split of its common stock. In addition, in exchange for the surrender and cancellation of 1,888,889 shares of common stock of the Company (on a post-reverse stock split basis) owned by Cody T. Winterton, the former President and principal stockholder of the Company and the assumption by Mr. Winterton of all of the pre-closing liabilities of the Company, all of the pre closing assets of the Company were transferred to Mr. Winterton and he was paid $50,000. Accordingly, Mr. Winterton assumed all assets and liabilities of the Company existing immediately prior to the closing. Immediately after closing, on a consolidated basis, the only assets and liabilities of the Company were those of DNA, Inc.

     The costs of the recapitalization was approximately $129,000 and has been included in general and administrative expenses.

         Dwango Co., Ltd. ("Dwango Japan"), a holder of DNA, Inc. common stock, representing approximately 10.9% of the outstanding common shares of DNA, Inc. prior to the recapitalization, has not yet exchanged their shares of DNA, Inc. common stock for common stock of the Company. If these shares are exchanged under the same terms as provided to former DNA, Inc. shareholders that have already converted, Dwango Japan would be entitled to approximately 543,000 shares of common stock of the Company. The shares of DNA, Inc. held by Dwango Japan are presented in the accompanying financial statements and shown as "Equity in DNA, Inc. not exchanged for Dwango North America Corp. stock."


Note C - Loss per Share

         The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

                                                            NINE-MONTHS
                                                               ENDED
                                                           SEPTEMBER 30,
                                                  -----------------------------
                                                        2003            2002
                                                  -------------   -------------
                                                    (unaudited)      (unaudited)

         Options                                      1,699,000         514,000
         Warrants                                     2,628,000          42,000
         Convertible notes                            2,083,000          84,000
         Shares issuable upon the exchange of
         outstanding DNA, Inc. shares                   543,000         459,000
                                                  -------------   -------------

         Total dilutive shares                        6,953,000       1,099,000
                                                  =============   =============

         The net losses for the periods presented have not been ascribed to the Dwango Japan shares (approximately 10.9%) that have not been exchanged.


Note D - Stock Options

         The Company accounts for stock-based employee and directors compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all awards.

         Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company's net loss and net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows (there were no options issued in 2001):

                                                 THREE-MONTH PERIOD ENDED       NINE-MONTH PERIOD ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                   2003            2002           2003           2002
                                                -----------    -----------    -----------    -----------
                                                (unaudited)    (unaudited)    (unaudited)    (unaudited)

Net loss                                        $(1,521,000)   $  (476,000)   $(2,774,000)   $  (779,000)
Stock-based employee compensation included
   in the net loss, net of related tax effect            --             --             --             --
Stock-based employee compensation determined
   under the fair value based method, net of
   related tax effect                               (64,000)       (33,000)      (133,000)       (33,000)
                                                -----------    -----------    -----------    -----------

Pro forma net loss                              $(1,585,000)   $  (509,000)   $(2,907,000)   $  (812,000)
                                                ===========    ===========    ===========    ===========

Net loss per share (basic and diluted):
   As reported                                  $     (0.30)   $     (0.11)   $     (0.55)   $     (0.19)
                                                ===========    ===========    ===========    ===========

   Pro forma                                    $     (0.31)   $     (0.12)   $     (0.58)   $     (0.20)
                                                ===========    ===========    ===========    ===========


Note E - Issuance of Senior Subordinated Convertible Promissory Notes

         During the three-month and nine-month periods ended September 30, 2003, dwango issued Senior Subordinated Convertible Promissory Notes totaling $1,450,000 and $2,500,000, respectively. In connection with the issuance of the notes, the Company also issued warrants to the note holders and the placement agents to purchase 2,083,333 and 417,208 shares of common stock, respectively, exercisable at $1.20 per share until September 15, 2006. The notes bear interest at 8% and are convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the promissory notes and the related accrued interest are due on September 15, 2006. The notes may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company's common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable.


Note F - Subsequent Events

         In October and November 2003, to fund operations, two individuals (the Chairman, President and Chief Executive Officer of the Company and an outside Director of the Company) advanced the Company $230,000 and $50,000, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements contained in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon dwango's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.

         Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," believe," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of such terms. Potential risks and uncertainties include, among other things, such factors as:

     o    The market acceptance and amount of sales of dwango's products,

     o    dwango's expansion strategy,

     o    The competitive environment within the wireless industry,

     o    dwango's ability to raise additional capital,

     o    dwango's ability to attract and retain qualified personnel, and

     o The other factors and information disclosed in dwango's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2003.

         Investors should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. dwango undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


OVERVIEW

         dwango is a development stage company founded to provide content, network technology and application publishing through North American wireless carriers. Since inception, dwango has not had any significant revenues.

         Effective August 14, 2002, dwango entered into exclusive license agreements with Dwango Co., Ltd. ("Dwango Japan") which allow dwango to use Dwango Japan's current and future wireless intellectual property and trademarks, subject to certain conditions and limitations. Currently, the wireless intellectual property licensed from Dwango Japan consists primarily of games, a library of ringtones and other wireless device applications.

         dwango has recently significantly expanded its business and during the next twelve months, subject to the receipt of sufficient financing, intends to continue expanding its business. dwango plans to develop and promote its own applications for the North American wireless market as well as applications based on the licensed technology and content from Dwango Japan and other third parties. In addition, as part of its expansion strategy, dwango intends to acquire businesses engaged in developing and marketing wireless technology and applications, including games and ringtones. As of September 30, 2003, dwango had 32 full-time employees. In connection with the expansion of its business, dwango anticipates that it will need to hire additional employees.

         dwango has not achieved a significant amount of revenues and is not profitable. dwango anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in dwango's revenues from consumer acceptance and use of its games and ringtones and the number of wireless mobile carriers who agree to carry dwango's games and ringtones. As of September 30, 2003, dwango had an accumulated deficit of $4,251,000. dwango expects, subject to the receipt of sufficient financing, that its operating expenses will increase during the next several months, especially in the areas of product development and marketing. Thus, dwango will need to generate a significant amount of increased revenues to achieve profitability. There can be no assurance that dwango can achieve or sustain profitability or that dwango's operating losses will not increase in the future.

RELATIONSHIPS WITH WIRELESS CARRIERS AND HANDSET MANUFACTURERS

         dwango currently publishes its content through agreements with two wireless carriers, Verizon Wireless and AT&T Wireless, and via preloaded game content on two handset manufacturers, NEC and Motorola. dwango is continually pursuing distribution agreements with the other major carriers. In October 2003, dwango entered into an agreement with T-Mobile USA, Inc. which sets forth the terms and conditions under which dwango's games may be made available to end-users of this wireless carrier. This represents the third major wireless carrier relationship for dwango.

RELATIONSHIPS WITH CONTENT PROVIDERS AND NEW APPLICATION DEVELOPMENT

         dwango has recently established relationships with leading global game studios, in addition to Dwango Japan, to produce original content and implement its global strategy. dwango recently completed the first internally produced and created game title, AquaX. This title is expected to be available through our wireless carrier channels in the near future.

         dwango expects to launch its ringtone media service in the near future. In addition to dwango's library of high quality polyphonic ringtones, dwango has completed its ringtone browser application, and the infrastructure for the distribution of ringtones in the North American market.

RESULTS OF OPERATIONS

         REVENUE. During the three-month and nine-month periods ended September 30, 2003, revenues were $4,000 and $10,000, respectively. During the comparable periods in 2002 dwango earned no revenues.

         Revenues resulted from the cumulative number of wireless applications developed by dwango, available on Verizon Wireless and AT&T Wireless, and purchased by end-users. During the three-month period ended September 30, 2003, one new wireless application was published on each of Verizon Wireless and AT&T Wireless. For the nine-month period ended September 30, 2003, a total of two applications were published on Verizon Wireless and three applications were published on AT&T Wireless. In the near future, subject to the receipt of adequate financing, we anticipate the number of applications to increase substantially.

         RESEARCH AND DEVELOPMENT EXPENSE. During the three-month and nine-month periods ended September 30, 2003, dwango incurred research and development expenses totaling $84,000 and $84,000, respectively. These expenses consist principally of salaries and related expenses. During the comparable periods in 2002 dwango incurred no research and development expenses.

         The increase in research and development expenses relates to the development of games. R&D expenses are expected to continue as dwango develops in house games as an addition to our strategy of sourcing production from overseas developers as well as games and content from Dwango Japan.

         GENERAL AND ADMINISTRATIVE EXPENSE. During the three-month and nine-month periods ended September 30, 2003, dwango incurred general and administrative expenses totaling $1,254,000 and $2,453,000, respectively. During the comparable periods in 2002, dwango incurred general and administrative expenses totaling $441,000 and $728,000, respectively.

         This increase in general and administrative expenses is due to dwango's increased operations. dwango hired new employees in administration and incurred increased professional fees as a result of increased contract negotiations with mobile phone carriers as well as costs associated with the Recapitalization (see Note B.) dwango anticipates that such expenses will continue to increase as it expands its business as contemplated.

         INTEREST EXPENSE. During the three-month and nine-month periods ended September 30, 2003, dwango incurred interest expense totaling $187,000 and $247,000, respectively. During the comparable periods in 2002, dwango incurred interest expense totaling $35,000 and $51,000, respectively.

         This increase in interest expense is directly attributable to the issuance of Senior Subordinated Convertible Notes in 2003 to finance operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003 dwango had a cash balance of $123,000 and negative working capital of $(337,000). At November 6, 2003 the Company had a cash balance of $3,000. dwango is in need of immediate funds to continue operations. The Company has recently had to borrow funds from its President and an outside director to continue its operations while it seeks additional capital and/or debt financing. There can be no assurance that any such funds will be available to the Company from the President and the outside director in the future or from new sources. If funds are not available on a timely basis, the Company may be forced to reduce or cease operations.

         dwango has historically funded its operations primarily through the sale of its securities, including sales of common stock, convertible notes and warrants. In September 2003, dwango completed a $2,500,000 financing of Senior Subordinated Convertible Notes and warrants. In October and November 2003, as indicated below, to fund operations, two individuals (the Chairman, President and Chief Executive Officer of the Company and an outside Director of the Company) advanced the Company $230,000 and $50,000, respectively.

         dwango anticipates that it will continue to issue equity securities as the primary source of liquidity until it generates positive cash flow from operations. Funding is currently being discussed with various investment groups. There can be no assurance that the necessary capital will be raised or that, if funds are raised, that it will be on favorable terms. Any future sales of securities to finance dwango will dilute existing shareholders' ownership. Continuation as a going concern depends on the ability to obtain additional financing and ultimately to generate positive cash flow and attain profitability.

         During the nine-month period ended September 30, 2003, net cash used in operating activities totaled $2,132,000. During the comparable period in 2002, net cash used in operating activities totaled $710,000.

         During the nine-month period ended September 30, 2003, cash outflows from investing activities totaled $95,000. During the comparable period in 2002, cash outflows from investing activities totaled $4,000. The increase in investing activities is primarily related to the purchase of equipment.

         During the nine-month period ended September 30, 2003, cash inflows from financing activities totaled $2,057,000. During the comparable period in 2002, cash inflows from financing activities totaled $688,000.

         The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, we anticipate that this will require approximately

$4,000,000 in additional funding within the next 12 months to complete the rollout of our operations in North America.

         The following table summarizes, as of September 30, 2003, dwango's obligations and commitments to make future payments under debt and operating leases:

                                              PAYMENTS DUE BY PERIOD
                              -------------------------------------------------
                                            LESS THAN                  AFTER
                                 TOTAL       1 YEAR      1-3 YEARS    3 YEARS
                              ----------   ----------   ----------   ----------

LONG-TERM DEBT                $2,500,000   $       --   $2,500,000   $       --
OPERATING LEASES                 351,000      135,000      216,000           --
                              ----------   ----------   ----------   ----------

TOTAL                         $2,851,000   $  135,000   $2,716,000   $       --
                              ==========   ==========   ==========   ==========

Note: The Company has employment agreements with ten employees calling for aggregate annual salaries of $627,000. These are "at will" agreements that can be terminated with 30 days notice.

         dwango's outstanding long-term debt as of September 30, 2003 consists of Senior Subordinated Convertible Promissory Notes. The Promissory Notes bear interest at the rate of 8% per annum. The principal balance of these notes, together with all interest accrued thereon, is due and payable on September 15, 2006.

CRITICAL ACCOUNTING POLICIES

         dwango accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development costs until technological feasibility has been established for the product. Once technological feasibility is established, all development costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established, in estimating the life of the product for which the capitalized costs will be amortized and in estimating if the carrying value of capitalized software costs is equal to or less than future operating profits from the associated products. To date, dwango has not capitalized any software development costs.

         Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user as a one-time purchase. The Company identifies such delivery and acceptance and therefore accrues revenue based upon the occurrence of a download of an application. In 2004, the Company anticipates a monthly subscription revenue stream as well. Revenue reported by the Company is net of all third-party platform and carrier distribution fees.

ITEM 3.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management has carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed, summarized and reported as and when required.

         CHANGES IN INTERNAL CONTROLS. There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 2003, DNA, Inc. issued an aggregate of 59,881 shares of common stock to Dwango Co., Ltd. upon conversion of a Promissory Note held by it. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act"). These securities have not yet been exchanged for the Company's securities as discussed in Note B of the Notes to Condensed Consolidated Financial Statements. These securities would represent 83,443 shares of the Company's common stock upon exchange.

         The securities described below were issued by DNA, Inc., and were exchanged for securities of Dwango North America Corp. upon consummation of the exchange offer between Dwango North America Corp. and the securityholders of DNA, Inc. The number of securities indicated below as being issued are given on a post-exchange basis.

         In July 2003, dwango issued an aggregate of 39,714 shares of common stock to three individuals pursuant to employment agreements between dwango and such individuals. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act.

         In September 2003, dwango concluded a private placement pursuant to which it issued to 42 accredited investors $2,500,000 of Senior Subordinated Convertible Promissory Notes convertible into 2,083,333 shares of common stock and warrants to purchase 2,083,333 shares of common stock exercisable at $1.20 per share through September 15, 2006. In connection with such offering, dwango issued to the placement agents warrants to purchase 417,208 shares of common stock exercisable at $1.20 per share through September 15, 2006. The issuance of these securities was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 17, 2003, the shareholders of Woodland Hatchery, Inc., by majority written consent, voted to approve (i) the Agreement and Plan of Reorganization with Dwango North America, Inc., (ii) the 2003 Equity Incentive Plan and the allocation of 3,000,000 shares of common stock for issuance under the plan, (iii) an amendment to the Articles of Incorporation to change the Company's name to "Dwango North America Corp." and to increase the authorized preferred stock to 10,000,000 shares, (iv) the sale of all of the assets of Woodland Hatchery, Inc. to Cody T. Winterton in accordance with an Asset Purchase Agreement approved by the shareholders, (v) the increase in the number of directors constituting the board of directors from one to five and the election of five new directors, (vi) the election of new officers, and (vii) an amendment to the Company's bylaws to allow for the creation of committees of the board of directors. The directors referred to above that were elected were Robert E. Huntley, Joseph Allen, L. Derrick Ashcroft, Paul B. Eibeler and Jay F. Higgins. Cody T. Winterton, the sole director prior to this election, resigned as a director of the Company. The number of votes represented by the majority written consent was 8,500,000, prior to giving effect to a one-for-4.5 reverse stock split effected by the Company in connection with consummation of the exchange offer between the Company and the security holders of DNA, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.       Description
-----------       -----------

    31.1          Section 302 Certification of Chief Executive Officer
    31.2          Section 302 Certification of Chief Financial Officer
    32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DWANGO NORTH AMERICA CORP.


Dated:  November 19, 2003                   By: /s/ Robert E. Huntley
                                                -----------------------------
                                                Robert E. Huntley
                                                Chairman, President and CEO
                                                (principal executive officer)



Dated:  November 19, 2003                   By: /s/ Jacques Faust
                                                -----------------------------
                                                Jacques Faust
                                                Chief Financial Officer
                                                (principal financial officer)

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

    31.1          Section 302 Certification of Chief Executive Officer
    31.2          Section 302 Certification of Chief Financial Officer
    32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002