Form 10KSB
period 2003-12-31
DWANGO NORTH AMERICA CORP
filed 2004-04-15
CIK 1158134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 000-50533

DWANGO NORTH AMERICA CORP.

(Exact name of registrant as specified in its charter)

Nevada	84-1407365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 West Mercer Street, Seattle, WA	98119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 286-1440

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Outstanding shares as of April 12, 2004
Common Stock, par value $.001 per share	6,925,090

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S—B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year: $22,000

As of April 9, 2004 the aggregate market value of the voting and non-voting common equity held by non affiliates was approximately $4,740,018.

PART I

Throughout this annual report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Dwango North America Corp. and, unless the context indicates otherwise, our wholly-owned subsidiaries, Dwango North America, Inc. and OTA Acquisition Corp., on a consolidated basis.

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS

Statements contained herein include “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of such terms. Potential risks and uncertainties include, among other things, such factors as:

•	the market acceptance and amount of sales of our products,

•	our expansion strategy,

•	the competitive environment within the wireless industry,

•	our ability to raise additional capital,

•	our ability to attract and retain qualified personnel, and

•	the other factors and information disclosed and discussed under “Risk Factors”.

Investors should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Description of Business

General

Our company was incorporated in Nevada on May 16, 1997 under the name of Kafco Corp. On April 11, 2001, we changed our name to Woodland Hatchery, Inc. On September 29, 2003, we acquired Dwango North America, Inc. (formerly Dwango USA, Inc.), which company was incorporated in Texas on November 20, 2000, by means of an exchange offer. Upon the closing of such exchange offer, Dwango North America, Inc. became a majority-owned subsidiary of our company. It has since become a wholly-owned subsidiary after the final shareholder of Dwango North America, Inc. elected to convert its securities into securities of our company. In that the security holders of Dwango North America, Inc. acquired a majority of the voting securities of our company, Dwango North America, Inc. was deemed to be the accounting acquiror. Unless the context otherwise requires, references herein to our company for periods prior to September 29, 2003 are to Dwango North America, Inc. On February 4, 2004, we acquired Over-the-Air Wireless, Inc. by means of a merger of such company into OTA Acquisition Corp., a wholly owned subsidiary of ours formed for such purpose.

Our principal executive office is located at 200 West Mercer Street, Suite 501, Seattle, Washington 98119. Our telephone number at such address is (206) 286-1440.

We develop and distribute wireless applications for users of next generation wireless devices. We currently distribute games that can be played on cell phones. We expect to introduce polyphonic musical ringtones and other entertainment content in the near future. We believe we are an early entrant into this market in the United States, a market that we anticipate will grow rapidly. We currently distribute our content through agreements with wireless carriers and handset manufacturers. In addition to publishing our own content, we publish licensed content from third parties for distribution through our channels.

We have signed exclusive licensing agreements with Dwango Co., Ltd., whom we sometimes refer to as Dwango Japan, a developer of wireless entertainment and networking technology in Japan. These agreements permit us to use and exploit Dwango Japan’s wireless intellectual property (including software, technology, content, and trademarks) in the United States, Canada and Mexico, which we refer to as North America. Dwango Japan recently completed its initial public offering in Japan and is listed on the Tokyo Stock Exchange. We have the opportunity to adapt and implement both current and future Dwango Japan technology and content for use in North America. Dwango Japan has established itself as an entertainment content and network technology provider for NTT DoCoMo’s i-mode™ service, the largest wireless data service in the world. Dwango Japan currently owns 542,624 shares of our common stock, representing 7.8% of our outstanding shares. We anticipate that we will benefit from our association with Dwango Japan.

Robert E. Huntley, our founder and current chairman of the board, is also a founder, the former chairman of the board and remains a shareholder of Dwango Japan. He continued as an active director of Dwango Japan until he stepped down in December 2001 following the establishment of our company. We intend to utilize Dwango Japan’s leadership position and proven wireless technology in the more mature Asian wireless market as an advantage in the emerging North American market. We intend to publish game titles licensed from Dwango Japan and also anticipate that we will implement current and future wireless technologies and content developed by Dwango Japan. Additionally, we intend to pursue opportunities to develop and implement our own wireless portal, manage mobile entertainment services for leading media companies, and create content for use in the North American wireless market, through internal development and strategic alliances. We also intend to publish game titles from other leading overseas wireless content developers.

All of the major U.S. wireless carriers have recently launched their next generation of data services, known as “2.5G” and “3G.” These new services allow for a significant expansion of options and features for wireless devices. We have entered into agreements with Qualcomm, AT&T Wireless, Verizon Wireless, T-Mobile USA, Cingular and Alltel, which provide the terms and conditions under which our applications may be made available to end-users of carriers. Relationships are also being pursued with other major wireless carriers, such as Nextel, Sprint PCS and US Cellular. Eight of our games, STAR EXCEED™, Star Diverson™, JumPuyon™, Bombt™, Slots by dwangoTM , Roulette by dwango, Black Jack by dwango and dwango Racing™ have launched with AT&T Wireless on various wireless handsets. Three of our games, STAR EXCEED™, dwango Racing™ and AquaX have launched with Verizon Wireless on various wireless handsets. In addition, we have an agreement with each of NEC America and Motorola, major international handset manufacturers, for distribution of our game content preloaded on certain of their next generation wireless handsets. In July 2003, the NEC 515 wireless handset was released with Star Diversion pre-loaded on the handset. Star Diversion was also pre-loaded on the NEC 525 handset. Motorola i730 handsets distributed through Bloomingdale’s were pre-loaded with Dwango Racing and Black Jack by Dwango. We anticipate introducing additional applications in the near future.

On February 4, 2004, we acquired Over-the-Air Wireless, Inc., a company engaged in the wireless ringtone business. The acquisition was in the form of a merger of Over-the-Air Wireless into OTA Acquisition Corp., a wholly-owned subsidiary of ours that we formed for this transaction. With our acquisition of Over-the-Air Wireless, we are in a position to release our ringtone services and anticipate doing so within the first half of 2004. In this respect, we expect to release a library of approximately 1,200 of our own polyphonic ringtones. We have determined at this time not to pursue the use of ringtones from Dwango Japan but rather to pursue our own internal development of ringtones. Our decision is based upon our conclusion that internal ringtone development is less costly than the licensing of ringtones from Dwango Japan and is more efficient from an operational standpoint. Included in the costs of utilizing Dwango Japan’s ringtones are the cost of modifying the ringtones for use in North America and a potential payment of a licensing fee to a third party who created ringtones on Dwango Japan’s behalf. The significant knowledge, experience and contacts in the ringtone business of the former personnel of Over-the-Air Wireless, who now work for us, enables us to operate with substantial control over these activities and negates the need to have to coordinate with our overseas licensor.

In late 2003, we entered into a licensing agreement with Enorbus Technologies, a wireless entertainment services provider in China. The agreement is a licensing agreement which allows us to launch Enorbus products in North America and allows Enorbus to launch our products and services in China.

Products and Services

Games

In order to distribute the games licensed from Dwango Japan, we must “port” the applications to United States standards for use in the North American market. Porting is a two-step process. First, the games must be translated from Japanese to English and any cultural modifications deemed necessary must be made. Second, the games must be taken off of the Japanese development platform, which in the case of NTT DoCoMo’s imode service is known as DOJA, and modified for the development platforms used in the United States. Two such platforms which we are pursuing are J2ME (MIDP) and BREW. Games will be developed for use with either or both of these platforms depending upon the carrier for which the games are being ported. Porting from DOJA to BREW or J2ME (MIDP) is not necessary in all cases. For example, the NEC 515 wireless handset, which launched with AT&T Wireless in July 2003, has our content pre-loaded and ships in the United States with the Japanese DOJA platform. NEC is an active manufacturer of handsets in Japan.

The games we distribute or will distribute fall into one of four categories: stand-alone games, turn-based network games, massively multiplayer games and browser-based network games. Stand-alone games are one-player games. Turn-based network games are games where the player competes against other players on the network and the game involves taking turns by the players. Massively multiplayer games are games where the player may compete with thousands of other players with an ongoing story line. Browser- based network games are multiplayer games where the players each play simultaneously, and game play is performed through the use of the phone’s browser, rather than an application running on the phone itself.

The following is a brief description of the games currently being distributed by us that are licensed from Dwango Japan:

STAR EXCEED™ is a standalone top down vertical scrolling shooting game. Players shoot enemy craft by using rapid-fire lasers or homing missiles. The game has a total of five stages, each getting progressively more difficult. A follow-up game to STAR EXCEED™, Star Diversion, is also a standalone top down vertical scrolling shooting game and is available for use on more robust handsets. The game play is similar to that of STAR EXCEED™.

Dwango Racing™ is a standalone top down vertical scrolling racing game. The player competes against one of eight rival cars to win the race and post the fastest lap time. The player can choose which car to use for the race, each of which has different handling, acceleration, top speed and grip. If the player wins the race, he or she is advanced to the next stage. There are a total of eight stages in the game.

JumPuyon is a stand-alone side scrolling platform game. Players help the alien, Puyon, jump on platforms while avoiding obstacles to reach the top. The goal is to get Puyon back to his ship before it takes off. There are a total of five levels, each progressively more difficult.

Bombt is a stand-alone puzzle game. Players must use color-coded bombs to eliminate like-colored blocks in order to clear the stage. A total of 40 levels get increasingly more complex.

Black Jack by dwango, Roulette by Dwango and Slots by dwango are stand-alone games. They are based on the classic casino games. Players can accumulate and lose credits just like in the real games.

The following is a brief description of the game currently being distributed by us that we have developed internally:

AquaX is a stand-alone game where players race through the water doing barrel rolls and double flips on a personal watercraft. Players earn points for speed, difficulty of tricks or a combination of both in eighteen challenges set in six different locations.

In addition to the games already released, we have twelve games in various stages of development. . Of the games under development, two are being developed by us internally, six are being developed by third parties that we have hired to develop the games for us and four games we plan to license from others. We anticipate that we will have released at least fifteen games, inclusive of currently released games, by the end of 2004.

Ringtones

We have our own catalog of ringtones which we produce internally and consists of over 1,000 polyphonic ringtones, with ongoing production and licensing of over 200 new ringtones every month. We currently hold necessary licenses from Sony, EMI, Warner/Chappel Hill, ASCAP, Harry Fox, BMI, Universal and BMG for the distribution of ringtones and we have completed our ringtone applications that will allow for downloading of our ringtones. Ringtones can be downloaded to cell phones for use as an alternative ring for incoming calls to the ringtones that come with a cell phone. Different ringtones can be used to identify different callers. We expect to release our catalog of ringtones during the second quarter of 2004 through one or more wireless carriers.

On March 30, 2004, we executed an agreement with Real Networks and RollingStone Magazine (Wenner Media) to provide a branded service for “RollingStone Ringtones,” “RollngStone Sound Clips” and

“RollingStoneGames”. Our first product launched is expected to be a ringtone browser. Our primary target market for ringtones and media is broader than for games in North America. Ringtones and images for phones are attractive to older consumers as well. The resulting demographic includes youth, but expands beyond to encapsulate those between the ages of 14-35, although the heaviest users are still expected to be in the 14 to 24 age segment.These products and services using our library of ring tones expected to be promoted through the magazine, web and wireless carriers.

We maintain our own production staff to supervise and manage our professional musician contractors who create our tones. We hire professional musicians who, by utilizing proprietary tools, create unique and high quality ringtones for distribution by us. These musicians continually add to the licensed ringtone library that spans virtually every major musical genre from Hip Hop to Hard Rock, Country to Classical, R&B to College Fight Songs. Distribution of ringtones is expected to occur through a proprietary delivery platform designed by us and successfully tested on wireless networks present in North America.

Our delivery platform incorporates a mobile and a web based ringtone catalog application that allows users to browse, search, download, and sample the newest as well as the most popular ringtones, sorted by title, artist, and category. Ringtone downloads initiated through this application are supported via mobile originated SMS messages, allowing for subscribers to purchase new ringtones directly from their phones.

Images

We anticipate offering images for download in the near future. Images can be downloaded to cell phones as logos, which can be displayed on the main screen of a user’s cell phone, calling group icons, which are displayed when a call is received by selected calling parties, picture messages, which can be sent to friends along with text, or screensavers.

Dwango Japan Licenses

We entered into a Technology License Agreement and a Trademark License Agreement with Dwango Japan effective August 14, 2002. The Technology License Agreement allows us to use exclusively all wireless technology of Dwango Japan (including all wireless technology developed by Dwango Japan during the term of the license) in North America for a period of eight years. To maintain the right to use such technology we must pay to Dwango Japan a royalty equal to the greater of $50,000 per year or 2% of our annual gross revenue arising from wireless technology directly licensed from Dwango Japan. Gross revenue not arising from wireless technology is not subject to this royalty.

The Trademark License Agreement allows us to use exclusively the Dwango Japan trademarks, including the name “dwango,” in North America for a period of 25 years. To maintain the right to use such trademarks, we must pay to Dwango Japan a royalty equal to the greater of $50,000 per year or ½ of 1% of our annual gross revenue arising from wireless technology. Gross revenue not arising from wireless technology is not subject to this royalty.

The parties have recognized that Dwango Japan has previously entered into and may in the future enter into certain global transactions with independent third parties for the development of wireless technology. To account for this business reality (the possible use of Dwango Japan wireless technology, not content, in North America when distributed as part of a global distribution agreement) and recognizing that we have a license to the Dwango Japan wireless technology within North America, the parties have agreed that we will have the right in certain circumstances to share with Dwango Japan in the revenues generated from these global transactions to the extent that they result in revenue arising from and/or business opportunities within North America, on terms to be agreed between us and Dwango Japan.

On August 14, 2002, Dwango Japan purchased 333,768 shares of common stock of Dwango North America, Inc. for $400,000. Prior to that, in July 2002, Dwango Japan invested $100,000 in Dwango North America, Inc. in consideration for a one-year convertible note, bearing interest at 4% per annum. Such note was converted into 83,443 shares of our common stock on July 7, 2003.

Distribution

In the later part of 2002, we entered into an agreement with AT&T Wireless which provides the terms and conditions under which our applications may be made available to AT&T Wireless subscribers. We are currently selling eight games through AT&T Wireless’ m-Mode channel: STAR EXCEED™, Star Diversion™, JumPuyon™, Bombt™, Slots by dwango, Roulette by dwango, Black Jack by dwango and dwango Racing™. Star Diversion is preloaded on the NEC 515 and 525 wireless handsets sold by AT&T Wireless pursuant to an agreement we have with NEC America. This allows AT&T Wireless subscribers who purchase the NEC 515 or 525 wireless handset access to one free level of game play. The full version of the game is available for purchase with a one-time download fee. This type of channel distribution with upgrade billing from within the application represents a first-of-a-kind innovation in the North American wireless market. We also recently introduced dwango Arcade through AT&T Wireless, a subscription-based game series where subscribers are given access to a group of games for a monthly subscription fee. It is anticipated that subscribers will be given access to two new games every month as long as they continue to subscribe to the Arcade.

In May of 2002, we executed an agreement to become a certified BREW developer with Qualcomm. This agreement enables us to create and publish content on the BREW platform. BREW is the platform being used by Verizon Wireless for its data applications, including entertainment offerings. In October of 2002, we executed a BREW application license agreement with Verizon Wireless. The agreement gives us access to post for distribution BREW software applications to the online BREW catalog maintained by Qualcomm. These combined agreements give us a channel to publish content on Verizon Wireless’ network. We successfully launched our first BREW application, STAR EXCEED™, on Verizon’s Get-It-Now deck in May 2003 for the LG VX4400 handset and subsequently launched dwango Racing™ on such handset in August 2003. Both games have also launched on the LG VX6000 handset as well. Get-It-Now is Verizon’s entertainment service and is available on BREW handsets.

In October 2003 we entered into an agreement with T-Mobile USA, Inc., in December 2003 we entered into an agreement with Alltel Communications, Inc., and in January 2004 we entered into an agreement with Cingular Wireless LLC, each of which provide the specification and requirements under which our applications may be made available to the subscribers of such respective wireless carriers. We expect to release games and media (ringtones and images) through these carriers in the near future.

We are also seeking to enter into agreements similar to those described above to make our content available to subscribers of other major carriers such as Nextel, Sprint PCS and US Cellular.

Our content is initially being sold primarily using a download fee model, which is currently the prevailing model in the United States market. Under this model, a download fee is charged for each download of an application. The one-time fee is usually higher than in a subscription based model, where fees are charged on a monthly basis for access to content within the subscription package. When using the subscription model, the applications downloaded expire after a period of time so that they are no longer usable on the handset to which they were downloaded unless a renewal fee is paid. We recently launched our first subscription-based game series through AT&T Wireless. Four games were packaged as an arcade of games. It is anticipated that subscribers will be given access to two new games every month as long as they continue to subscribe to the arcade.

Whether a download model or subscription model is used, the fees for downloading content may be collected by the carriers and then forwarded to us in what is known as a billing-on-behalf-of system, which is the current system employed by us. A billing-on-behalf-of- system allows the fees for our applications to appear on a customer’s regular monthly cell phone bill. When games are sold through a carrier, the carrier is entitled to retain a fee. The development and implementation of billing-on-behalf-of systems enables wireless carriers to collect revenues for subsequent remittance to content providers. This model is critical to attract users who are comfortable paying for content as part of their regular wireless phone bill but who may be hesitant paying for content in an over-the-air credit card transaction.

Markets

The United States wireless market is evolving to the next generation that allows carriers to provide data services in addition to voice services and generate revenue from those data services. We believe this will result in a market similar to the one that has developed in Japan, where NTT DoCoMo’s i-mode™ data service has grown from the time of launch to over 31 million subscribers in three years, reaching over 40 million at the end of 2003.

We believe that in the United States, a number of changes in the wireless market are driving the evolution to the next generation. These changes include the development of new handsets with higher resolution color screens, longer battery life and the ability to download and execute applications on the handset, the upgrade of wireless networks, the ability of wireless carriers to bill on behalf of application developers such as our company, and the development by companies such as our company of new wireless applications.

In February 2004 Reuters announced over 3.5 billion dollars of ringtones were sold worldwide in 2003. This number represents a 40% growth from the previous year and 10% of the music publishing industry’s overall revenue for 2004. In-Stat/MDR, a market research company, has estimated that the wireless gaming market will grow to $2.8 billion worldwide by 2006. Frost & Sullivan, a company engaged in strategic market consulting and training, has stated that mobile gaming revenues could reach $12.8 billion worldwide by 2008.

Our target market is youth, which is typically defined as consumers between the ages of 14 and 24 years old, and sometimes includes consumers through their late 20’s. Wireless carriers, particularly in North America, are increasingly focusing on this segment, as it is the most rapidly adopting segment with respect to the wireless content and new account sales in the marketplace.

Marketing and Sales

Our success in marketing and selling our applications will rely on product innovation (including freshness), placement in the upper tiers of the handset menus (making the applications easy to find), and distribution (the number of carriers that offer our products). In addition to marketing our products to wireless carriers, we also engage in marketing efforts toward end-user consumers. Marketing of the applications to consumers is performed through a combination of marketing by the wireless carriers of wireless content to their subscribers, direct consumer marketing efforts by our company, and the public relations efforts of our company. We also seek to gain exposure through industry trade shows, industry conference attendance, our website, and general industry exposure.

Competition

The market for wireless content is highly competitive. We are an early entrant into the wireless content market, and we expect that the competition will increase as the market grows. We believe that our primary competitors in our two main product categories are as follows: Games: Jamdat, THQ, Mforma, Sorrent. Media: Zingy, Moviso, and Fatih. Many of these competitors have released significantly more content to date than us. Many of our competitors have substantially greater financial resources than us, which may allow them to identify emerging trends more quickly and develop technology at a faster pace. We believe that the principal competitive factors are exclusive brand relationships, ability to provide a complete mobile channel solution (games and media), quality of the content, including its freshness and innovative differentiation, relationships with wireless carriers, the ability to have the content placed in the upper tiers of the handset menus, and the number of carriers who offer the content. We believe that we compete, or will compete, favorably in these categories. We believe we have a unique competitive advantage in our ability to leverage the exclusive license for the Dwango Japan content and technology.

Government Regulation

We are not currently subject to direct federal, state, or local government regulation, other than regulations applicable to businesses generally. The telecommunications industry is subject to regulation by federal and state agencies, including the Federal Communications Commission, and various state public utility and service commissions. While such regulation does not necessarily affect us directly, the effects of these regulations on the wireless carriers that provide ours applications to their subscribers may, in turn, adversely affect our business, by, for example, increasing our costs or reducing our ability to continue selling our products.

Intellectual Property

We regard our patents, copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property, including that licensed from Dwango Japan, as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, partners and others to protect our intellectual property rights. There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate to prevent third parties from infringing or misappropriating our proprietary rights.

Intellectual Property and Proprietary Rights

We regard our patents, copyrights, trademarks, trade secrets, proprietary technology and similar intellectual property, including that licensed from Dwango Japan, as critical to our success. We rely on a combination of patent, trademark and copyright law, and contractual restrictions to establish and protect our intellectual property rights. We require our employees, developers and licensees to enter into agreements requiring them to keep confidential all trade secrets and other confidential information. Our employees enter into agreements which recognize that all inventions, trade secrets, works of authorship, developments and other processes made by them in the course of their work for us are our property. These agreements establish that we have the exclusive right to those works and transfer any residual ownership in those works to us. There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate to prevent third parties from infringing or misappropriating our proprietary rights.

Dwango Japan License Agreements

Through our subsidiary, Dwango North America, Inc., we have an exclusive eight (8) year license to Dwango Japan’s wireless technology for use within North America, which we refer to as the Technology License, and an exclusive twenty-five (25) year license to Dwango Japan’s trademarks for use within North America, which we refer to as the Trademark License. These licenses commenced on August 14, 2002.

Pursuant to the terms of the Trademark License, we have both a license to the registered trademark Dwango® and the right to register any unregistered marks associated with Dwango Japan’s technology. Upon termination of the Trademark License, we must: cease use of the Dwango trademark; convey to Dwango Japan all right to any Dwango Japan technology trademarks, which we may have registered; and, convey to Dwango Japan all our right to the domain name www.dwango.com.

Patent Protection

We currently have on file U.S. Patent Application serial # 10/744865 – A method and apparatus for a one click upgrade for mobile applications. We perform periodic reviews of our ongoing technology developments and intend to pursue additional patents as appropriate. We may not be able to successfully defend or claim any legal rights in the invention for which an application has been made but for which the Patent and Trademark Office has not issued a patent.

Trademarks

We have a license to the Dwango® trademark. We have a pending U.S. Trademark Application for Star Diversion™, the title of a wireless game we licensed from Dwango Japan. In addition, we are in the process of applying for three other trademarks relating to our company and our services. We may not be able to successfully defend or claim any legal rights in those trademarks for which applications have been made but for which the Patent and Trademark Office has not issued a registered certificate.

Properties

We currently maintain our executive office at 200 West Mercer Street, Suite 501, Seattle, Washington 98119 pursuant to a lease that expires in April 2005. We also have a game studio located at 582 Market Street, Suite 1101, San Francisco, California 94104. In addition, we have office space at 5847 San Felipe Street, Houston, Texas, which space was our executive offices until January 2004. Our lease for such space expires in September 2006. We are in the process of attempting to sublet our Houston offices.

Employees

We currently have a total of 33 employees, all of whom work full-time. Eight are located at our San Francisco office, 23 are located at our Seattle, Washington office, and two are located at our Houston office. None of our employees are represented by unions and we are not aware of any activities seeking such organization. We consider our relations with our employees to be good.

Legal Proceedings

We are not currently a party to any material legal proceedings.

RISK FACTORS

You should carefully consider the risks and uncertainties described below, which summarize the material risks specific to our company, as well as the discussion of risks and other information contained or incorporated by reference herein before deciding whether to invest in our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose part or all of your investment.

Risks Relating to Our Business

We have a limited operating history, have incurred losses to date, and cannot give any assurance that we can ever attain profitability.

We have a limited operating history in the wireless content market. We have generated only nominal revenues to date. We cannot give any assurance that we will be able to generate or sustain meaningful revenues in the future. For the years ended December 31, 2002 and 2003, we incurred net losses of $1,270,000 and $4,650,000, respectively. At December 31, 2003, we had an accumulated deficit of $6,127,000. We expect to continue to incur losses for at least the next twelve months. We cannot give you any assurance that we will soon make a profit or that we will ever make a profit. To achieve profitability, we must, among other things, develop, market and sell substantially more of our products, hire and retain qualified and experienced employees, and be able to manage our expected growth. We may not be successful in these efforts.

We have a need for substantial additional financing and will have to significantly curtail or cease operations if we are unable to secure such financing.

At December 31, 2003, we had a negative working capital position of $1,498,000 and a stockholders deficit of $1,843,000. Since December 31, 2003, we have raised gross proceeds of $4,000,000 from two recently completed private placements of 9% senior convertible notes due 2007 and warrants. In addition, our chairman and one of our directors converted an aggregate of approximately $442,000 in advances made to us from October through December 2003 into common stock and warrants. At April 8, 2004, we had a cash position of $1,033,000. We require substantial additional financing to fund the cost of continued operating activities, to provide for cash commitments for prepaid royalties and to buy advertising for commitments resulting from our agreement with Rolling Stone and to finance the growth of our business, which financing we intend to seek. If further funding is not obtained by June 2004, we may be required to significantly curtail or cease operations. Further, if additional funds are raised by issuing equity securities, significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders.

The market for wireless applications is a developing market that requires further development to support meaningful revenues to our company, without which we will not be able to achieve profitability.

The market for wireless applications is an emerging market that is relatively new. Further development of this market is necessary to support meaningful levels of revenues for our company. The success of the applications we offer will depend upon, among other things, a high level of market acceptance of the current generation of advanced wireless handsets. We cannot give you any assurance that the market will develop as we anticipate. In addition, in view of the battery drain caused by the use of certain advanced wireless applications, the success of these applications may also depend upon the development of technology and/or cost effective products or accessories that extend the battery life of current wireless devices, for which there can be no assurance.

We will incur operating expenses based largely on anticipated revenue trends that are difficult to predict. We plan to invest a significant amount of our resources to develop, market and support our products and services in advance of generating substantial revenues. We anticipate incurring substantial losses until such time, if ever, that substantial revenues are generated. Our success will depend on the market for our products developing sufficiently to support profitable operations, and our ability to commercialize our products and services in order to generate sufficient revenue from sales of these products and services to offset the expenses associated with developing, marketing and supporting them.

In the event that our projections regarding our subscriber base are inaccurate, our losses will be greater than projected, which will put additional pressure on our limited cash resources.

We anticipate that our financial results in the near term will be principally driven by our ability to properly allocate our limited cash resources. The allocation of these resources must be coordinated with and take into account the projected rate of growth of our subscriber base and the pricing assumptions in our business model. Our management has made significant estimates regarding the anticipated growth of our subscriber base, taking into account many variables, certain of which are outside our control. Our business model requires expanding and improving our technological and other capabilities necessary in order to properly service anticipated increased usage by a growing subscriber base. If our subscriber base does not grow at projected rates, or our pricing assumptions are incorrect, then our up front expenses will exceed our revenues by amounts greater than currently anticipated, exacerbating projected losses and putting additional pressure on cash resources.

A disruption or cessation of our relationship with Dwango Japan could cause us to lose a significant source of products and technology and therefore have an adverse effect on our revenues.

We anticipate that we will derive a portion of our revenues from the distribution of current and future applications developed utilizing the intellectual property of Dwango Co., Ltd., which we refer to as Dwango Japan, and will benefit from being associated with this company. Dwango Japan is a developer of wireless entertainment and networking technology in Japan. Our chairman of the board, Robert E. Huntley, is a co-founder, former chairman of the board and currently a shareholder of Dwango Japan.

We have a license agreement with Dwango Japan that provides us with a license, expiring in 2010, to use, market, sell and make products and services using Dwango Japan’s current and future wireless technology in North America. In addition, a separate license agreement with Dwango Japan provides us with a license, expiring in 2027, to use, market, sell and make products and services using Dwango Japan’s trademarks in North America. If we discontinue operation of our service for a continuous period of more than six consecutive months and the service is not restarted within 60 days after written notice from Dwango Japan, the licenses may be terminated by Dwango Japan. Upon termination of the licenses, we must cease use of the intellectual property granted to us by Dwango Japan under the licenses. We cannot give you any assurance that we can meet the requirements contained in the licenses.

Although we have a license to use Dwango Japan’s technology in North America, Dwango Japan may develop and/or provide to third parties certain of Dwango Japan’s technology, but not content, so that such third parties can distribute such third parties’ content on a global basis using Dwango Japan’s technology, including distribution in North America. If a distribution is made by a third party in North America using Dwango Japan’s technology, we will have the right in certain circumstances to share with Dwango Japan in the revenue generated from that distribution in North America on terms to be agreed upon by Dwango Japan and our company. We cannot give you any assurance that we will be successful in negotiating satisfactory revenue sharing agreements with Dwango Japan. In addition, to the extent these third parties distribute their content in North America, whether or not using Dwango Japan technology, we will be competing with such third parties.

We are obligated to pay Dwango Japan a royalty for both the technology and trademark licenses. With respect to the trademark license, we must pay Dwango Japan 0.5% of our gross revenue (from wireless technology products) or $50,000 per year, whichever is greater. With respect to the technology license, we must pay Dwango Japan 2% of our gross revenue (from wireless technology products) or $50,000 per year, whichever is greater. If we are unable to meet our payment obligations, the licenses may be terminated by Dwango Japan.

Due to our important contractual ties with Dwango Japan, and the benefits received from being associated with Dwango Japan, we would be significantly and adversely affected should Dwango Japan be unable to continue operations or otherwise perform its obligations to us, or if the licenses are terminated by Dwango Japan.

If we are unable to enter into distribution arrangements with major wireless carriers and develop and maintain strategic relationships with such wireless carriers, we will be unable to distribute our products effectively or generate significant revenue.

Our strategy for pursuing a significant share of the emerging wireless content market in North America is dependent upon entering into distribution arrangements with major wireless carriers. We need to develop and maintain strategic relationships with these wireless carriers so that, among other things, we can obtain favorable treatment with respect to the timing and placement of our applications on the wireless handset download menus. In this respect, we have entered into agreements with AT&T Wireless, Verizon Wireless, T-Mobile USA, Cingular and Alltel which provide for the terms and conditions under which our applications may be made available to end-users of such carriers. Distribution agreements are also being pursued with Nextel, Sprint PCS and US Cellular. We are dependent upon the subsequent success of these wireless carriers in performing their responsibilities and sufficiently marketing our applications. We cannot give you any assurance that we will be able to negotiate, execute and maintain favorable agreements and relationships with wireless carriers, that the carriers with whom we have a contractual relationship will choose to utilize our applications or that such wireless carriers will be successful and/or will not pursue alternative technologies.

If we are unable to timely and cost efficiently transfer applications from the Japanese development platform to United States standards, our expenses will be greater than anticipated and we will have fewer products to market.

In order to distribute the applications we license from Dwango Japan, we must transfer the applications to United States software and hardware standards, including handsets, unless the handset on which the application will be distributed ships in North America with the Japanese development platform for which the content was developed. If we are unable to so transfer the applications in a timely and cost efficient manner, our revenues could decrease while our expenses could increase, thus negatively impacting our results of operations.

We may be unable to implement our acquisition growth strategy, and failure to manage our acquisition strategy properly may result in added expenses to our company without a commensurate increase in revenues and divert our management’s attention.

In order for us to grow our business, we anticipate making strategic acquisitions of other companies. We recently acquired Over-the-Air Wireless, Inc., a company engaged in the wireless ringtone business. Our continued growth may depend on our ability to identify and acquire, on acceptable terms, companies that complement or enhance our business. After our acquisition of any such companies, we will need to properly integrate them into our company. The competition for acquisition candidates is intense and we expect this competition to increase. We can not give you any assurance that we will identify and successfully compete for appropriate acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all. Further, we may not be able to properly integrate such companies into our company. In implementing our acquisition growth strategy, we may encounter:

•	costs associated with incomplete or poorly implemented acquisitions;

•	expenses, delays and difficulties of integrating acquired companies into our existing organization;

•	dilution of the interest of existing stockholders; and

•	diversion of management’s attention.

If we are not successful in implementing our acquisition growth strategy, it could have an adverse impact on our results of operations.

If our product development fails to keep up with that of our competitors, our revenues and potential profitability could be adversely affected.

The market for wireless applications is extremely competitive. We expect our competition to intensify as competitors incorporate new features and expand and accelerate the release of new products and service offerings, and new competitors enter the market. The evolution of technology in the wireless market is rapid and we must adapt to remain competitive. We are aware of other companies that provide mobile applications. Many of these companies have substantially greater financial resources than us which could allow them to identify emerging trends more quickly and develop technology at a faster pace. We may not be able to compete successfully against current or future competitors and such competitive pressures could have an adverse effect on our revenues and potential profitability. Some of our competitors have already made significant progress in the market.

If we do not develop wireless content and respond to changes in technology on a timely basis, we will be unable to grow our business and may never achieve profitability.

Our ability to design, develop, test and support, or obtain from third parties, new or enhanced content for wireless network technology on a timely basis to meet the changing needs of wireless phone users and respond to technological developments and evolving industry standards is critical to our future growth and our ability to achieve profitability. We cannot give you any assurance that we will be able to identify emerging technologies which will gain widespread acceptance. If we invest substantial resources in acquiring, developing or implementing wireless content that does not become widely accepted or which is delayed in introduction, we may be unable to recoup our investment. We cannot give you any assurance that others will not develop technologies that achieve a greater market acceptance than ours, that render our services obsolete or that otherwise adversely affect our competitive position.

If we are unable to maintain a prominent position on application download menus, our revenues could be adversely affected.

We will need to continually develop new products in order to maintain a prominent position on the application download menus maintained by wireless carriers. Consumers are more likely to download newer applications that are higher up in the download menu. New applications are generally introduced onto the application download menus on a weekly basis, and older applications are pushed toward the bottom of the menu. If we are unable to maintain a prominent position on the download menus, our revenues could be adversely affected.

The life cycle of our products may be short, which could limit the level of revenues achieved from the sale of new products.

The market for wireless content is an emerging market that is changing rapidly. The emergence of new wireless products and technologies, changes in consumer preferences and other factors may limit the life cycle of our technologies and any future products and services that we develop. This may limit the amount of revenue we are able to achieve from the products we develop. If we incur significant costs to develop a product and are unable to sell such product other than for a short period of time, our results of operations may be adversely affected. Our future performance will depend on our ability to identify emerging technological trends in the wireless content market, identify changing consumer needs, desires or tastes, develop and maintain competitive technology, including new product and service offerings, improve the performance, features and reliability of our products and services, particularly in response to technological changes and competitive offerings, and bring technology to the market quickly at cost-effective prices.

If we are unable to develop our brand with consumers, our revenues may be adversely affected.

In developing our brand, we will be dependent upon both the marketing performed by wireless carriers and our own marketing efforts. Currently, we have limited marketing capabilities. We will need to develop a marketing group with technical expertise to promote the development of our brand or retain an appropriate marketing firm. We cannot give you any assurance that we will have the financial resources needed to maintain a marketing group or retain a marketing firm, or that any of the marketing efforts undertaken by us will be successful.

If we fail to protect our intellectual property rights, we may lose any competitive edge that we have and our sales and profitability may be adversely affected.

Our business depends to a significant degree on licensed and internally developed content and technology. To protect our proprietary products we rely on a combination of patent, copyright, trademark and trade secret laws, as well as contractual provisions relating to confidentiality and related matters. If our proprietary rights in such content or technology, of any other of our proprietary rights, are divulged to the public, or our competitors obtain access to our confidential information, we may lose any competitive edge that we have. We cannot assure you that our means of protecting our proprietary rights will be adequate or that competitors will not independently develop similar or superior technology.

The loss of certain key management employees could cause us to be unable to implement our business plan.

Our success depends in large part upon the experience, abilities and continued services and contributions of a small number of key management employees, including Rick J. Hennessey, our chief executive officer. The loss of the services of one or more of our key employees could cause us to be unable to implement our business plan.

If we are unable to attract and retain qualified management and other personnel, our ability to implement our business plan may be adversely effected.

We currently have 33 full-time employees. Most of our present management has limited experience in managing a business as large as that currently contemplated by us. In order to meet our business objectives, we must hire appropriate management personnel, as well as additional technical personnel. We compete for such persons with other companies, some of which may have substantially greater capital resources and facilities than we do. We cannot give you any assurance that we will be successful in recruiting and retaining such personnel of the requisite caliber or in adequate numbers to enable us to conduct our business as proposed.

Risks Relating to Our Common Stock

A significant number of shares of our common stock will become eligible for sale upon the effectiveness of a registration statement that we have filed with the Securities and Exchange Commission, which could have an adverse effect on the market price for our common stock and could adversely affect our ability to raise needed capital.

The shares offered for resale pursuant to a registration statement filed by us with the Securities and Exchange Commission are 206% greater than the 6,925,090 shares of our common stock issued and outstanding as of April 12, 2004 and 2,158% greater than the 660,051 shares currently in the public float. As there is currently a very limited amount of shares in the public float due to the restricted nature of a significant portion of the shares outstanding, and a significant number of shares will become saleable in the public market at the time the registration statement that we have filed becomes effective, the market price for our common stock could decrease significantly at such time and our ability to raise capital could be adversely affected.

Robert E. Huntley, our chairman, holds approximately 34% of the outstanding shares of our common stock and accordingly has significant influence over the outcome of all matters submitted to the shareholders for approval, which influence may be exercised to the detriment of other shareholders.

Robert E. Huntley, our chairman of the board, presently owns 2,378,480 shares of our common stock, representing approximately 34% of our outstanding shares of common stock. Mr. Huntley also holds options and warrants to purchase an additional 1,357,001 shares of our common stock. Accordingly, Mr. Huntley has significant influence over the outcome of all matters submitted to the shareholders for approval, including the election of directors.

We do not anticipate paying dividends on our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We intend to follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

The possible issuance of substantial amounts of additional shares without shareholder approval may dilute the percentage ownership of our shareholders.

There are 6,925,090 shares of our common stock outstanding and 14,152,798 shares of common stock issuable upon exercise or conversion of outstanding options, warrants and convertible notes. There are 50,000,000 shares of our common stock and 10,000,000 shares of our preferred stock authorized for issuance. All of our authorized shares in excess of those currently outstanding may be issued without any action or approval by our shareholders and may dilute the percentage ownership of our current shareholders.

Because the public market for shares of our common stock is limited, you may be unable to resell your shares of common stock.

There is currently only a limited public market for our common stock on the Over-the-Counter Bulletin Board, and you may be unable to resell your shares of common stock. The development of an active public trading market depends upon the existence of willing buyers and sellers that are able to sell their shares and market makers that are willing to make a market in the shares. Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account, which may be critical for the establishment and maintenance of a liquid public market in our common stock. Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time. We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile. The trading price of our common stock is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by us or our competitors, changes in our revenues and revenue growth rate and general market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to our company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders.

Our common stock is considered to be a “penny stock,” which may make it more difficult for investors to sell their shares.

Our common stock is considered to be a “penny stock.” The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Prior to a transaction in a penny stock, a broker-dealer is required to:

•	deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market;

•	provide the customer with current bid and offer quotations for the penny stock;

•	explain the compensation of the broker-dealer and its salesperson in the transaction;

•	provide monthly account statements showing the market value of each penny stock held in the customer’s account; and

•	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock and investors may find it more difficult to sell their shares.

Item 2. Property

We lease office space at the following locations:

Location	Purpose	Space	Annual Rental	Expiration
200 West Mercer Street Seattle, Washington	Executive, development, and operations office	2,238 square feet	$54,000	April 2005

5847 San Felipe Street Houston, Texas	Prior Executive Office	1,459 square feet	$69,000	Sept. 2006

582 Market Street San Francisco, California	Development Office	1,042 square feet	$18,000	May 2004

On February 4, 2004, we relocated our corporate office from Houston, Texas to Seattle, Washington. The decision to re-locate the corporate office was based in part on the benefits of cost efficiency and enhanced operating effectiveness that are expected to result from locating the company’s operating and corporate functions in a single location. We are in the process of attempting to sublet our Houston office.

It is likely that as the company grows, we will require additional space in our Seattle office. When that space is required, there is no assurance that it would be readily available on commercially reasonable rates.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “DWGN” since September 30, 2003. Prior to that time, beginning May 28, 2002 when our company was first listed on the Over-the-Counter Bulletin Board, our trading symbol was “WLDH” and the shares traded represented an interest in the former business of Woodland Hatchery, Inc. The volume of trading in our common stock has been limited during the period presented and the quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The information provided below was obtained from Knobias.

The following table sets forth the high and low closing bid prices for our common stock for the periods indicated as adjusted for the 1 for 4.5 reverse stock split effected September 30, 2003:

Quarter Ended	High	Low
June 30, 2002 (commencing May 28, 2002)	1.58	.90
September 30, 2002	1.13	.90
December 31, 2002	.90	.90

March 31, 2003	2.30	.90
June 30, 2003	.90	.90
September 30, 2003	1.15	.90
December 31, 2003	1.77	1.10

As of April 8, 2004, we have approximately 75 record holders of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information relating to our compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,282,615	$1.21	717,385

Equity compensation plans not approved by security holders	0	$0	2,000,000

Total	2,282,615	$1.21	2,717,385

Recent Sales of Unregistered Securities

In December 2003, we concluded a private placement pursuant to which we issued to one accredited investor 250,000 shares of common stock for a purchase price of $300,000. In connection with the offering, we also issued (i) warrants to purchase 250,000 shares of common stock at an exercise price of $1.20 per share to such accredited investor, and (ii) warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $1.20 per share to the placement agents for such offering. The issuance of these securities was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering, and the offering was made to one accredited investor.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a development stage company founded to provide content, network technology and application publishing through North American wireless carriers. Since inception, we have not had any significant revenues.

We earn revenue by distributing our content through major wireless carriers in North America. We also intend to distribute our content internationally. Our revenue model is driven by fees paid by consumers for wireless entertainment products and services. These fees may be collected by carriers, collected directly by our company, or some combination thereof. Currently, our revenue model is through collection by carriers. The revenue model does not rely on advertising or any other revenue source not directly related to the downloading of wireless entertainment content by consumers. A percentage of revenue is shared with the wireless carrier and the percentages vary for each carrier, depending upon the specific carrier agreement.

Currently, most of our content is sold for a download fee. The download fee model is based on a single fee per downloaded application. Under this structure the one time fee is usually higher than in a subscription model. Download fees are assessed on a per download basis for each game downloaded to a consumer’s wireless handset. Ringtones and other features will operate on the same basis. Some of the download features will have expirations based on time and will generate recurring charges for renewal.

We also offer a subscription based fee plan. Subscription fees are typically charged on a monthly basis. Under this model the subscription fee may be lower than a one-time download fee, but will be recurring. Once a user is signed up as a member, they then have access to all the applications within the scope of the subscription for that month. The user will need to stay current as a member for the applications to continue to work. Fees will vary depending on the strength of the content and the major brands associated with such content. Although there can be no assurance, we anticipate that we will be able to attain a subscription revenue stream of approximately $200,000-300,000 per month by the end of 2004.

Effective August 14, 2002, we entered into exclusive license agreements with Dwango Co., Ltd., which we refer to as Dwango Japan, which allow us to use Dwango Japan’s current and future wireless intellectual property and trademarks, subject to certain conditions and limitations. Currently, the wireless intellectual property licensed from Dwango Japan consists primarily of games, ringtones and other wireless device applications.

We have recently significantly expanded our business, including through the acquisition of Over-the-Air Wireless, Inc., a company in the wireless ringtone business, and the hiring of additional employees. During the next twelve months, subject to the receipt of sufficient financing, we intend to continue expanding our business. To date, we have released one application that we have developed internally and have released eight applications based upon technology we license from Dwango Japan. We have two applications currently under internal development. We plan to continue to develop and promote our own applications as well as applications based on the licensed technology and content from Dwango Japan and other third parties. In addition, as part of our expansion strategy, we intend to acquire businesses engaged in developing and marketing wireless technology and applications, including games and ringtones. We currently have 33 full-time employees. In connection with the expansion of our business, and subject to the receipt of necessary financing, we anticipate that we will need to hire additional employees.

We currently have agreements with AT&T Wireless, Verizon Wireless, T-Mobile USA, Alltel Communications, and Cingular Wireless which provide the terms and conditions under which our applications may be made available to the subscribers of such carriers and which are material to the operation of our business. To date, we have released eight games on AT&T Wireless and three games on Verizon Wireless. We have also released certain of our games on certain wireless handsets pursuant to agreements we have with NEC America and Motorola to “pre-load” a game onto a phone. A game is “pre-loaded” onto a phone when it is already loaded onto the phone when the customer purchases the phone. We anticipate introducing additional applications in the near future, including ringtones.

Our company has achieved only $22,000 in revenues from inception through December 31, 2003 and is not profitable. We anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in our revenues from consumer acceptance and use of our games and ringtones and the number of wireless mobile carriers who agree to carry our games and ringtones. As of December 31, 2003, we had an accumulated deficit of $6,127,000. Our operating expenses are currently approximately $400,000 per month, approximately 50% of which is for payroll, 10% of which is for marketing, and 40% of which is for our general operations. We expect that our operating expenses will increase during the next several months, especially in the areas of product development and marketing. We believe we can satisfy our cash requirements only through June 2004. We will seek to raise up to $9,000,000 in additional financing during the next 12 months. The raising of $9,000,000 is expected to fund a significant expansion of our operations, including expanding our existing operational and development capacity. Additionally, we anticipate expanding our business development and product development teams. Additional investments in operational infrastructure would be made by us. These expanded teams would focus on increased product development activities for existing brands licensed by us, as well as on acquisition of new licenses for consumer brands appropriate for the mobile marketplace. Resources would also be allocated to expand our distribution reach globally. Acquisitions are also planned. We plan to identify companies that offer complementary mobile entertainment infrastructure services, such as ring-back services or multi-player gaming networks. Additionally, acquisition of other game studios and/or media development studios are anticipated to boost production capabilities. To the extent that less than $9,000,000 is raised, we will reduce the scope of our intended activities. We will need to generate a significant amount of increased revenues to achieve profitability. We cannot give you any assurance that we can achieve or sustain profitability or that our operating losses will not increase in the future.

Relationships with Wireless Carriers and Handset Manufacturers

To date we have released our content through agreements with two wireless carriers, Verizon Wireless and AT&T Wireless, and two handset manufacturers, NEC and Motorola. The handset manufacturers have loaded certain of our content onto certain of their phones, which we refer to as “pre-loading” of a game onto a phone. When a customer purchases a phone with our content on it, the customer gets a certain amount of free game play, with more available for purchase. We are continually pursuing distribution agreements with the other major carriers and handset manufacturers. In addition to agreements with Verizon Wireless and AT&T Wireless, we also have agreements with T-Mobile USA, Inc., Cingular Wireless LLC and Alltel Communications, Inc. which set forth the terms and conditions under which our games may be made available to end-users of these wireless carriers. Accordingly, our company now has five wireless carrier relationships.

Relationships with Content Providers and New Application Development

As of April 2004, 1464251 Ontario Inc. has produced two titles for us, BurnRate and Blink. Their on-going development is on pace to yield four additional titles.

Through our reciprocal publishing agreement with Enorbus, we have plans to publish four of their titles; they have three of our titles for publishing by them in China.

With the Connect Corporation, an agreement was made to create an original game; as of April 2004, production is on-going.

We have contractually engaged FXLabs Studios PVT. LTD. (an Indian company) to port one of our titles for us. We have contracted Withrow Enterprises, LLC to produce one title for us. Two new original games are being produced through our Game Studio in San Francisco.

In addition to games, we are in the process of developing our ringtone and media service. We have an agreement with Rolling Stone and Real Networks to develop mobile content (games, ringtones and other media offerings and applications) using the Rolling Stone brand. It is anticipated that our first product launched under the agreement will be a ringtone browser. Our primary target market for ringtones and media is broader than for games in North America. Ringtones and images for phones are attractive to older consumers as well as targeted market is youth. The resulting demographic includes youth, but expands beyond to encapsulate those between the ages of 14-35, although the heaviest users are still expected to be in the 14 to 24 age segment.

We expect to launch our ringtone media service in the second quarter of 2004.

Results of Operations

Revenue. During the year ended December 31, 2003, revenues were $22,000. During 2002 our company earned no revenues.

Revenues resulted from the games released by our company, available on Verizon Wireless and AT&T Wireless, and purchased by end-users. For the year ended December 31, 2003, a total of two applications, Star Exceed™, and dwango Racing™ , were published on Verizon Wireless and three applications, Star Exceed™, Star Diversion™ and dwango Racing™, were published on AT&T Wireless. All of our revenues for 2003 were derived from games licensed by us from Dwango Japan. In the near future, subject to the receipt of adequate financing, we anticipate the number of applications to increase substantially.

Research and Development Expense. During the year ended December 31, 2003, we incurred research and development expenses of $181,000. These expenses consist principally of salaries and related expenses. During 2002 we incurred no research and development expenses.

The increase in research and development expenses relates to the development of games. R&D expenses are expected to continue to increase as we develop a greater number of in house games and other content as an addition to our strategy of sourcing production from third-party developers as well as games and content from Dwango Japan.

Selling, General and Administrative Expense. During the year ended December 31, 2003, we incurred general and administrative expenses of $3,927,000. For the year ended December 31, 2002, general and administrative expenses were $1,213,000.

This increase in general and administrative expenses is due to our increased operations. We hired new employees in administration and incurred increased professional fees as a result of increased contract negotiations with mobile phone carriers as well as costs associated with the acquisitions of Dwango North America, Inc. and Over-the-Air Wireless, Inc. We also incurred increased legal and auditing fees related to being a public company and in preparation for the filing of the Registration statement in January 2004. We anticipate that these expenses will continue to increase as we expand our business as contemplated.

Interest Expense. During the year ended December 31, 2003, we incurred interest expense of $564,000. For the year ended December 31, 2002, interest expense was $57,000. This increase in interest expense is directly attributable to the issuance in 2003 of 8% senior convertible notes due 2006 to finance operations and the related amortization of debt discount.

Net Loss. Our net loss for the year ended December 31, 2003 was $4,650,000. Our net loss for the year ended December 31, 2002 was $1,270,000. The increase in our net loss was due to our increased expenses without a commensurate increased in revenues.

Liquidity and Capital Resources

As of December 31, 2003, we had a cash position of $0 and negative working capital of $ 1,498,000. At April 8, 2004, we had a cash balance of $1,033,000. The increase in cash was due to the consummation in January and March 2004 of the financings described below. We anticipate that such funds will finance our operations through June, 2004. If further funding is not obtained by such date, we may be required to curtail or cease operations. We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes and warrants. In September 2003, we completed a $2,500,000 financing of senior convertible notes and warrants. From October through December, 2003, to fund operations, two individuals (the chairman of our company and an outside director of our company) advanced the Company $392,000 and $50,000, respectively. In December 2003, we completed a private placement pursuant to which we sold 250,000 shares of common stock and warrants to purchase 250,000 shares of common stock with an exercise price of $1.20 per share to one investor for $300,000. In January 2004 we completed a private placement pursuant to which we sold to that same investor senior convertible notes and warrants for an aggregate purchase price of $1,700,000. The notes are convertible, and the warrants are exercisable, at $1.20 per share. Also in January 2004, our chairman and the outside director that advanced funds to our company converted such advances into 326,927 and 41,667 shares of our common stock, respectively, and warrants to purchase 326,927 and 41,667 shares of our common stock, respectively, exercisable at $1.20 per share. In March 2004, we completed a private placement with the investor in our January 2004 offering pursuant to which we sold to such investor a senior convertible note and warrants for an aggregate purchase price of $2,300,000 on the same terms as our January 2004 offering to such investor. In March 2004, we entered into a License Agreement with Rolling Stone, LLC and RealNetworks, Inc. setting forth the terms and conditions under which we would develop and distribute mobile entertainment featuring the Rolling Stone brand. Upon execution, as per the agreement, we pre-paid a substantial royalty fee and are committed to significant further payment obligations.

We anticipate that we will continue to issue equity and/or debt securities as the primary source of liquidity until we generate positive cash flow from operations. We cannot give you any assurance that the necessary capital will be raised or that, if funds are raised, that it will be on favorable terms. Any future sales of securities to finance our company will dilute existing shareholders’ ownership. Continuation as a going concern depends on our ability to obtain additional financing and ultimately to generate positive cash flow and attain profitability.

In January 2004, our board of directors decided to close our Houston office and perform executive and administrative functions from our Seattle office. If the office is sublet on a timely basis, at a rate comparable to the lease rate, this decision will save our company approximately $69,000 per year.

During the year ended December 31, 2003, net cash used in operating activities totaled $2,883,000. During the year ended December 31, 2002, net cash used in operating activities totaled $1,009,000. This 186% increase is due to expansion of our business during 2003, including the hiring of additional employees.

During the year ended December 31, 2003, cash outflows from investing activities totaled $188,000. During the year ended December 31, 2002, cash outflows from investing activities totaled $116,000. This 62% increase in investing activities is primarily related to purchases of computer workstations and servers.

During the year ended December 31, 2003, net cash provided by financing activities totaled $2,778,000. During year ended December 31, 2002, net cash provided by financing activities totaled $1,312,000. This 112% increase is due to additional financings consummated by us that were necessary to fund our ongoing operations.

The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, which anticipates a significant expansion of operations, we expect that this will require approximately $9,000,000 in additional funding within the next 12 months to complete the rollout of our operations in North America.

The following table summarizes, as of December 31, 2003, our obligations and commitments to make future payments under debt and operating leases:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	After 3-Years
Long-Term Debt	$2,500,000	$—	$2,500,000	$—
Operating Leases	314,000	134,000	180,000	—

Total	$2,814,000	$134,000	$2,680,000	$—

Our outstanding long-term debt as of December 31, 2003 consists of senior convertible promissory notes. The promissory notes bear interest at the rate of 8% per annum. The principal balance of these notes, together with all interest accrued thereon, is due and payable on September 15, 2006.

Our operating leases consist of leases for office space in Houston, Texas, Seattle, Washington and San Francisco, California. We are in the process of attempting to sublease our offices in Houston. We may or may not be able to sublease such premises for the full amount of our obligation to the landlord. In addition, we anticipate that we will remain primarily liable for amounts owing with respect to such premises.

Critical Accounting Policies

We account for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in creating a software product should be charged to expense when incurred as research and development costs until technological feasibility has been established for the product. Once technological feasibility is established, all development costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established, in estimating the life of the product for which the capitalized costs will be amortized and in estimating if the carrying value of capitalized software costs is equal to or less than future operating profits from the associated products. To date, we have not capitalized any software development costs.

Revenue Recognition

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user as a one-time purchase. The Company identifies such delivery and acceptance and therefore revenue is accrued upon the occurrence of a download of an application. In 2004, we anticipate a monthly subscription revenue stream as well. Revenue reported by our company is net of all third-party platform and carrier distribution fees.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dwango North America, Corp. and its wholly owned subsidiary Dwango North America, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Capitalized Software Costs

Due to the expected life of our game software being only twelve to eighteen months, the Company expenses software development costs as incurred.

Item 7. Financial Statements

The financial statements begin on page 41 of this Form 10-KSB.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2003, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Part III

Item 9. Directors and Executive Officers of the Registrant.

The following sets forth certain information regarding the directors and executive officers of our company. Each director holds office until the next annual meeting of the stockholders and until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the board of directors of our company.

Name	Age	Position
Robert E. Huntley	45	Chairman of the Board
Rick J. Hennessey	36	Director and Chief Executive Officer
J. Paul Quinn	44	Chief Financial Officer, Treasurer
Alexander U. Conrad	34	Director, President, Chief Operating Officer and Secretary
L. Derrick Ashcroft	75	Director
Vishal Bhutani	29	Director
Paul Eibeler	48	Director
James Scibelli	54	Director
Slava Volman	27	Director

Robert E. Huntley founded our company in November 2000 and since inception has served as our Chairman of the Board. From inception through January 2004, Mr. Huntley was also our President and Chief Executive Officer. Prior to founding our company, in August 1997, he co-founded Dwango Co., Ltd., which we refer to as Dwango Japan, a developer of wireless content and networking technology in Japan. Mr. Huntley served as Chairman of Dwango Japan until December 1999 when he relinquished his position and remained a director through December 2001. From August 1994 to October 1998, Mr. Huntley served as the Chairman, President and Chief Executive Officer of Interactive Visual Systems, Inc., a company that he founded which developed and operated online networking software and systems for interactive video game entertainment.

Rick J. Hennessey joined our company in April 2003 as Vice President of Business Development of our dwango wireless division. Mr. Hennessey served as Vice President of Business Development of our wireless division from April 2003 until July 2003, at which time he became Executive Vice President of our company and President of the dwango wireless division. In January 2004, Mr. Hennessey was elected a director of our company and was promoted to Chief Executive Officer and President of our company. Mr. Hennessey relinquished his title as President in March 2004. Mr. Hennessey co-founded OTA Wireless in June 2001 and served as its Chief Executive Officer until our acquisition of such company in February 2004. Prior to that, from January 1996 to December 2002, Mr. Hennessey was Chief Executive Officer of Eversio Technologies, a mobile enterprise solutions provider. From January 1996 to the present, Mr. Hennessey has served as Chairman of Eversio Technologies.

J.Paul Quinn joined our company in March 2004 as our Chief Financial Officer. From November 2000 through October 2003, Mr. Quinn was the Chief Financial Officer of N2H2, Inc., a software development company. From August 1999 through October 2000, Mr. Quinn was the Senior Vice President of Finance and Administration for The Closeout Company, a discount retailer. From December 1993 through August 1999, he was Vice President and Controller of Fleming Retail Group, a retailer and wholesaler.

Alexander U. Conrad has been employed by our company since May 2003. In March 2004, Mr. Conrad was elected a director of our company. He was also elected as President, Chief Operating Officer and Secretary of our company in March 2004. Mr. Conrad was the Vice President of Business Development of Over-the-Air Wireless, Inc. from June 2002 until our acquisition of such company in February 2004. Prior to such time, from January 2001 through June 2002, Mr. Conrad was Senior Product Manager, New Initiatives, for eFunds Corporation, a company that provides transaction processing, risk management and outsourcing services. From April 2000 through January 2001, Mr. Conrad was Director of Product Management for DocuTouch Corporation, a provider of document management, authentication, secure repository and digital signature services. From August 1999 through April 2000, Mr. Conrad was Marketing and Services Manager of Segueonline, Inc., a digital marketing and development agency. Mr. Conrad received his MBA from Seattle University, Albers School of Business and Economics in March 2000.

L. Derrick Ashcroft has been a director of our company since November 2000. Mr. Ashcroft is currently an owner of the Flying X Ranch, a company engaged in the breeding of cattle. From 1990 through the present, Mr. Ashcroft has been a director of Tata Technologies, Inc., a company engaged in providing consulting services to manufacturing and distribution companies on the strategic use of information technology and a member of the Tata group of companies. Mr. Ashcroft previously served on the board of directors of the following public and private companies in the United States and abroad: Leasing Edge Corporation, Access West, Inc., Publistix, Inc., Boreham Services, Ltd. (UK), Premier Laser Systems, and Westergaard.com, Inc. Mr. Ashcroft has served as President of AARK Enterprise, Inc., Senior Vice President of the Carteret Financial Group, Chairman of Ashcroft Rubin, Inc. and Chairman of Cardiopet, Inc.

Vishal Bhutani has been a director of our company since January 2004. From August 2002 through the present, Mr. Bhutani has been the Head of Research for Alexandra Investment Management, LLC, the investment advisor for Alexandra Global Master Fund Ltd, an investor in our company. From March 2002 to August 2002, Mr. Bhutani was Vice President of Magten Asset Management, a company engaged in asset management. From August 2000 through March 2002, Mr. Bhutani was a Corporate Finance Specialist for McKinsey & Company, a management consulting firm. In 2000, Mr. Bhutani received his MBA in Finance from the NYU Stern School of Business.

Paul Eibeler has been a director of our company since August 2003. Mr. Eibeler is currently engaged in consulting for various business enterprises, including our company. From July 2000 through July 2003, Mr. Eibeler was the President of Take-Two Interactive Software, Inc., a developer, publisher and distributor of interactive game software. Mr. Eibeler was also a director of Take-Two Interactive from January 2001 through April 2003. From June 1997 through March 2000, Mr. Eibeler was Executive Vice President and General Manager of Acclaim North America, a company engaged in the development, publication, marketing and distribution of interactive entertainment software. Mr. Eibeler also was a consultant to Microsoft in connection with the development and launch of Microsoft’s Xbox.

James Scibelli has been a director of our company since March 2004. Since March 1996, Mr. Scibelli has served as President of Roberts & Green, Inc., a New York financial consulting firm offering a variety of financial and investment consulting services. He is also a member of RG Securities, LLC, an investment banking company that has acted as co-placement agent for various private placements completed by our company. Mr. Scibelli is also a director of Acclaim Entertainment, Inc., a company that develops, markets and distributes interactive entertainment software, a position he has held since 1993.

Slava Volman has been a director of our company since March 2004. Since November of 2003 Mr. Volman heads the private placement effort at Alexandra Investment Management LLC. His duties include all aspects of investing in emerging growth companies. Prior to joining Alexandra, Mr. Volman was a partner in the financial services firm, J.P. Turner and Company, LLC from July 2002 to October 2003. From September 1998 to July 2002, Mr. Volman was a parter with the financial services firm Donald & Co. Securities, Inc. His activities with both brokerage firms encompassed negotiations of new transactions with issuers, sales coverage of institutional accounts and secondary market trading. Mr. Volman is a graduate of New York University’s Stern School of Business.

In connection with their investment in our company, Alexandra Global Master Fund Ltd. is entitled to nominate two directors for election to the board of directors of our company. We have the right to approve their nominee, which approval may not unreasonably be withheld. To date, Alexandra has nominated Vishal Bhutani and Slava Volman to our board of directors.

Paul Eibeler and L. Derrick Ashcroft serve on the Audit Committee of the Board of Directors of our company. Mr. Ashcroft is the Chairman of such committee. The Audit Committee is responsible for overseeing management’s conduct in the financial reporting process, including reviews of our company’s annual, quarterly and other financial reports and its systems of internal accounting, bookkeeping, and financial controls. The Audit Committee is responsible for reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors’ independence. The Audit Committee is also responsible for engaging and dismissing our company’s independent certified public accountants. In discharging its oversight role, the Audit Committee is empowered to meet and discuss with our company’s management and independent auditors the quality and accuracy of our accounting principles, the completeness and clarity of our financial disclosures and other significant decisions made by management in the preparation of financial reports. Our Audit Committee does not have an “audit committee financial expert”. As a small company we do not have the resources to actively recruit a director to sit on our audit committee who qualifies as an audit committee financial expert. We believe, however, that certain members of our board of directors have financial backgrounds that are beneficial to us in dealing with financial matters.

Paul Eibeler, L. Derrick Ashcroft and Vishal Bhutani serve on the Compensation Committee of the Board of Directors of our company. Mr. Eibeler is the Chairman of such committee. The Compensation Committee of the Board of Directors is responsible for review and approval of our company’s executive compensation and administering our stock option plan.

On February 19, 2004, Joseph Allen resigned as a director of our company. Mr. Allen was the Chairman of our Compensation Committee and a member of our Audit Committee. On March 1, 2004, Jay Higgins also resigned as a director of our company. Mr. Higgins was the Chairman of our Audit Committee. Each such individual resigned due to the time commitments involved in serving as one of our directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms we have received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller, a copy of which is filed as an exhibit to this Form 10-KSB.

Item 10. Executive Compensation.

The following table provides information concerning the annual and long-term compensation earned or paid to our then serving chief executive officer (the “named executive officer”) for the periods presented. No executive officer of our company had compensation that exceeded $100,000 during 2003. For the period prior to September 29, 2003, the date of the acquisition by us of Dwango North America, Inc., the following table includes compensation earned at Dwango North America, Inc.

		Long-Term Compensation
Name and Principal Position	Year	Annual Compensation		Restricted Stock Award	Number of Securities Underlying Options	All Other Compensation
		Salary	Bonus
Robert E. Huntley	2003	$86,000	—	—	1,030,074	—
Chief Executive Officer	2002	$78,000	—	—	—	—
	2001	—	—	—	—	—

Director Compensation

As compensation for services on our board of directors, Messrs. Allen, Ashcroft and Higgins were each granted a non-qualified stock option to purchase 62,707 shares of common stock at an exercise price of $0.80 per share. Each option is for a term of ten years commencing as of April 4, 2002 and is currently exercisable.

On November 19, 2003, Paul Eibeler was granted a non-qualified stock option to purchase 250,000 shares of common stock at an exercise price of $1.50 per share. The option is for a term of ten years and is immediately exercisable. The option was issued in consideration of his services to our company as a director and, in addition to his services as a director, the provision by Mr. Eibeler of business and consulting services to our company.

Each director is reimbursed for his expenses incurred in connection with the performance of his duties as a director. In addition, each director is entitled to $500 per meeting of the board of directors or any committee thereof in which he participates.

Option Grants in Last Fiscal Year

The following table provides information concerning individual grants of stock options made during 2003 to our named executive officer.

Name	Number of Securities Underlying Options	Percent of Total Options Granted to Employees In 2003		Exercise Price (in $ per share)		Expiration Date
Robert E. Huntley	318,083 378,658 333,333	20 24 22	% % %	$ $ $	1.20 1.32 1.50	5/27/13 5/27/08 11/18/13

Aggregated Options Exercises in 2003 and Year End Values

The following table provides information concerning the exercise of stock options during 2003, and the value of unexercised options owned, by our named executive officer.

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options (1)		Value of Unexercised In-the-Money Options (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert E. Huntley	—	—	472,682	557,392	$79,985	$186,605

(1)	Includes ownership of options as of December 31, 2003.
(2)	Based on closing price of our common stock as reported on the Over-the-Counter Bulletin Board on December 31, 2003.

Employment Agreements

We currently do not have an employment agreement with Mr. Huntley. Effective in January 2003, Rick J. Hennessey became our President and Chief Executive Officer. Mr. Huntley remains as our Chairman of the Board. In connection with our acquisition of Over-the-Air Wireless, Inc., in February 2004, of which Mr. Hennessey was a co-founder and the Chief Executive Officer, we entered into an employment agreement with Mr. Hennessey. The employment agreement provides for an annual salary of $85,000 subject to increase upon agreement between us and Mr. Hennessey. This salary has been increased to $125,000 in connection with his appointment as Chief Executive Officer. The period of employment of Mr. Hennessey is terminable by Mr. Hennessey or our company, with or without cause, after thirty days written notice to the other party. The employment agreement contains restrictions on solicitation of our employees and provisions protecting our proprietary rights and confidential information.

Provisions of our Charter and Bylaws

Our articles of incorporation provide that our company will indemnify any person who is or was a director, officer, employee, agent or fiduciary of our company to the fullest extent permitted by applicable law. Nevada law permits a Nevada corporation to indemnify its directors, officers, employees and agents against liabilities and expenses they may incur in such capacities in connection with any proceeding in which they may be involved, if (i) such director of officer is not liable to the corporation or its stockholders due to the fact that his or her acts or omissions constituted a breach of his or her fiduciary duties as a director or officer and the breach of those duties involved intentional misconduct, fraud or a knowing violation of law, or (ii) he or she acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the company, or that with respect to any criminal action or proceeding, he or she had reasonable cause to believe that his or her conduct was unlawful.

In addition, our company’s bylaws include provisions to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, except in any action, suit or proceeding in which it is adjudged that such person was liable for negligence or misconduct in the performance of his duty. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent will not, of itself, create a presumption that the person is liable for negligence or misconduct on the performance of his or her duties.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the common stock owned by our directors and “named executive officer”, by persons known by us to beneficially own, individually, or as a group, more than 5% of our outstanding common stock as of April 8, 2004 and all of our current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Beneficial Ownership of Capital Stock (2)		Percent of Common Stock
Robert E. Huntley	3,317,436	(3)	42.2%
Huntley Family Trust (4)	696,741		10.1%
Rick J. Hennessey	558,134	(5)	7.5%
Alexander U. Conrad	124,058	(6)	1.8%
L. Derrick Ashcroft	70,842	(7)	1.0%
Vishal Bhutani (8)	0	(9)	0
Paul Eibeler	416,776	(10)	5.7%
James Scibelli (11)	632,872	(12)	8.5%
Slava Volman (13)	0	(14)	0
David Adams	540,134	(15)	7.2%
James Scoroposki (16)	458,930	(17)	6.3%
Silverman Partners(18)	500,650	(19)	6.7%
Alexandra Global Master Fund Ltd. (20)	685,583	(21)	9.9%
Dwango Co., Ltd. (22)	542,624		7.8%
HCFP/Brenner Securities, LLC (23)	382,546	(24)	5.2%
RG Securities, LLC (25)	382,546	(26)	5.2%
All directors and executive officers as a group (9 persons)	5,121,118	(27)	55.5%

*	less than 1%
(1)	The address of each person, except as otherwise noted, is c/o Dwango North America Corp., 200 West Mercer Street, Suite 501, Seattle, Washington 98119.
(2)	Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3)	Includes 612,029 shares of common stock issuable upon exercise of options and 326,927 shares of common stock issuable upon the exercise of warrants held by Mr. Huntley. Does not include 696,741 shares of common stock beneficially owned by Huntley Family Trust, or 139,348 shares of common stock beneficially owned by Huntley Trust No. 2, with respect to which shares Mr. Huntley disclaims beneficial ownership.

(4)	The address of Huntley Family Trust is c/o Gary S. Gunn, Trustee, Gunn, Mullins & Farrell, LLP, 1415 North Loop West, Suite 270, Houston, TX 77008.
(5)	Includes 265,218 shares of common stock issuable upon exercise of options held by Mr. Hennessey.
(6)	Includes 110,434 shares of common stock issuable upon exercise of options held by Mr. Conrad.
(7)	Includes 62,707 shares of common stock issuable upon exercise of options held by Mr. Ashcroft.
(8)	The address of Mr. Bhutani is c/o Alexandra Investment Management, LLC, 767 Third Avenue, 39th Floor, New York, New York 10017.
(9)	Mr. Bhutani is the Head of Research for Alexandra Investment Management, LLC, the investment advisor for Alexandra Global Master Fund Ltd., one of the investors in our company. No shares owned by Alexandra are attributed to Mr. Bhutani.
(10)	Includes 41,721 shares of common stock issuable upon conversion of senior convertible promissory notes, 83,388 shares of common stock issuable upon exercise of warrants, and 250,000 shares of common stock issuable upon exercise of options held by Mr. Eibeler.
(11)	The address of Mr. Scibelli is c/o RG Securities, LLC, 165 EAB Plaza, 6th Floor, Uniondale, NY 11556-0165.
(12)	Includes 83,442 shares of common stock issuable upon conversion of senior convertible notes and 83,442 shares of common stock issuable upon exercise of warrants held by Mr. Scibelli, and 382,546 shares of common stock issuable upon exercise of warrants held by RG Securities, LLC, of which Mr. Scibelli may be deemed to be the beneficial owner.
(13)	The address of Mr. Volman is c/o Alexandra Investment Management, LLC, 767 Third Avenue, 39th Floor, New York, New York 10017. No shares owned by Alexandra are attributed to Mr. Volman.
(14)	Mr. Volman is the Head of Private Placements for Alexandra Investment Management, LLC, the investment advisor for Alexandra Global Master Fund Ltd., one of the investors in our company.
(15)	Includes 297,218 shares of common stock issuable upon exercise of options held by Mr. Adams.
(16)	The address of Mr. Scoroposki is c/o Acclaim Entertainment, Inc., One Acclaim Plaza, Glen Cove, NY 11542-2788.
(17)	Includes 166,883 shares of common stock issuable upon conversion of senior convertible promissory notes and 166,883 shares of common stock issuable upon exercise of warrants held by Mr. Scoroposki.
(18)	The address of Silverman Partners is c/o Harvey Silverman, Spear, Leeds & Kellogg, 120 Broadway, 6th Floor, New York, NY 10271.
(19)	Consists of 250,325 shares of common stock issuable upon conversion of senior convertible promissory notes and 250,325 shares of common stock issuable upon exercise of warrants held by Silverman Partners.
(20)	The address of Alexandra Global Master Fund Ltd. is c/o Alexandra Investment Management, LLC, 767 Third Avenue, 39th Floor, New York, NY 10017.
(21)	Constitutes the maximum number of shares of common stock Alexandra may be deemed to beneficially own. Pursuant to the terms of the notes and certain of warrants held by Alexandra, the number of shares that may be acquired at any time by it shall not exceed a number that, when added to the total number of shares of common stock otherwise deemed beneficially owned by it, would result in beneficial ownership by it of more than 9.9% of our common stock. In the absence of such limitations, Alexandra’s Notes and warrants would be convertible into or exercisable for an aggregate of 5,249,998 shares of our common stock.
(22)	The address of Dwango Co., Ltd. is Hamacho Center Bldg., 2-31-1, Nihonbashi-Hamacho, Chuo-Ku, Tokyo, Japan 103-0007.
(23)	The address of HCFP/Brenner Securities, LLC is 888 7th Avenue, 17th Floor, New York, New York 10106.
(24)	Consists of shares of common stock issuable upon exercise of warrants held by HCFP/Brenner Securities, LLC.

(25)	The address of RG Securities, LLC is c/o RG Securities, LLC, 165 EAB Plaza, 6th Floor, Uniondale, NY 11556-0165.
(26)	Consists of shares of common stock issuable upon exercise of warrants held by RG Securities, LLC.
(27)	Includes 2,302,854 shares of common stock issuable upon conversion of senior convertible notes and exercise of options and warrants held by the directors and executive officers.

Item 12. Certain Relationships and Related Transactions.

In connection with the founding of our company, Robert E. Huntley received 2,887,642 shares of our common stock. Mr. Huntley provided services to our company in consideration for the receipt of such stock in our company. He subsequently transferred 696,741 shares of such common stock to Huntley Family Trust and 139,348 shares of such common stock to Huntley Trust No.2. In connection with his serving as an officer and director of our company, Mr. Huntley has also received options to purchase 1,030,074 shares of our common stock to date.

In April 2001, Marilyn Miller, the wife of Robert E. Huntley, loaned our company $50,000 as evidence by a promissory note dated April 27, 2001 bearing interest at a rate of 10% per annum. Such note was modified, renewed, and extended by agreement between our company and Marilyn Miller dated April 23, 2002. Such note was contributed to the capital of our company on August 30, 2002. In addition, on April 23, 2002, Ms. Miller loaned to our company another $50,000, as evidenced by a promissory note dated April 23, 2002, bearing interest at a rate of 10% per annum. This note was repaid in full as of August 30, 2002.

In October 2002, Mr. James Scibelli, a principal of RG Securities, LLC, purchased 59,880 shares of common stock of our company for $100,000 pursuant to an offering in which RG Securities, LLC and HCFP/Brenner Securities, LLC acted as co-placement agents. RG Securities and HCFP/Brenner Securities and their designees received an aggregate cash fee of approximately $130,000 and warrants to purchase an aggregate of 83,444 shares of our common stock for acting as co-placement agents for such offering. Mr. Scibelli is currently the beneficial owner of 8.5% of our common stock and is a director of our company. RG Securities, LLC and HCFP/Brenner Securities, LLC are each currently the beneficial owner of 5.2% of our common stock.

In May 2003, Mr. James Scibelli purchased $100,000 of our senior convertible promissory notes and warrants pursuant to an offering, completed in September 2003, in which RG Securities and HCFP/Brenner Securities acted as co-placement agents. RG Securities and HCFP/Brenner Securities received warrants to purchase an aggregate 417,208 shares of our common stock for acting as co-placement agents for such offering.

RG Securities, LLC and HCFP/Brenner Securities, LLC received placement compensation in connection with our sale of 250,000 shares of common stock and warrants to purchase 250,000 shares of common stock to Alexandra Global Master Fund Ltd. for an aggregate purchase price of $300,000 in December 2003. RG Securities and HCFP/Brenner Securities received an aggregate cash fee of $24,000 and warrants to purchase an aggregate of 50,000 shares of our common stock.

RG Securities, LLC, and HCFP/Brenner Securities, LLC received placement compensation in connection with our offering of $1,700,000 aggregate principal amount of 9% senior convertible notes due 2007 and 708,333 common stock purchase warrants to Alexandra Global Master Fund Ltd. in January 2004. RG Securities and HCFP/Brenner Securities received an aggregate cash fee of $136,000 and warrants to purchase an aggregate of 212,500 shares of our common stock.

In January 2004, we issued to HCFP/Brenner Securities, LLC and RG Securities, LLC warrants to purchase an aggregate of 10,284 shares of our common stock, valued at $13,000 in consideration of their deferment of cash fees owing to them.

From October through December 2003, Robert E. Huntley, our chairman, and at that time, president and chief executive officer, and Paul Eibeler, one of our outside directors, advanced an aggregate of $392,000 and $50,000, respectively to our company. In January 2004, such individuals elected to apply such amounts toward the purchase of an aggregate of 326,667 and 41,667 shares of our common stock ($1.20 per share), respectively and warrants to purchase 326,667 and 41,667 shares of our common stock at an exercise price of $1.20 per share, respectively, in full satisfaction of the amounts previously advanced.

On February 4, 2004, we acquired Over-the-Air Wireless, Inc., a company engaged in the wireless ringtone business. Rick Hennessey and Alexander Conrad were shareholders of Over-the Air Wireless, Inc. In addition, Mr. Hennessey was the chief executive officer and Mr. Conrad was the director of marketing and finance for Over-the-Air Wireless, Inc. At the time of our acquisition of such company, Rick Hennessey was our executive vice president and Alexander Conrad was an were employees of ours. Subsequent to our acquisition of Over-the-Air Wireless, Rick Hennessey has become our chief executive officer and Alexander Conrad has become our president, chief operating officer and secretary. In connection with the acquisition, we issued (i) to Rick Hennessey, 292,916 shares of our common stock, and (ii) to Alexander Conrad, 13,624 shares of our common stock. In addition, we entered into employment agreements with each of Messrs. Hennessey and Conrad, and issued options to purchase 410,088 shares of common stock to Mr. Hennessey and options to purchase 144,737 shares of common stock to Mr. Conrad.

RG Securities, LLC and HCFP/Brenner Securities, LLC will receive placement compensation in connection with our offering of $2,300,000 aggregate principal amount of 9% senior convertible notes due 2007 and 958,333 common stock purchase warrants to Alexandra Global Master Fund Ltd. in March 2004. RG Securities and HCFP/Brenner Securities will be paid an aggregate cash fee of $184,000.

In connection with their investments in our company, Alexandra Global Master Fund Ltd. is entitled to nominate two directors for election to the board of directors of our company. We have the right to approve their nominee, which approval may not be unreasonably withheld. To date, Alexandra has nominated Vishal Bhutani and Slava Volman to our board of directors.

Item 13. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a) Exhibits

Number	Description
2	Agreement and Plan of Reorganization, dated September 19, 2003, among Woodland Hatchery, Inc., Dwango North America, Inc. and the securityholders of Dwango listed therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.1	Articles of Incorporation, as amended to date (incorporated by reference to Exhibits 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 6, 2001 and Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.2	Bylaws of the Registrant (as amended through December 30, 2003) (incorporated by reference to Exhibit 2 the Form 8-A filed with the Securities and Exchange Commission on December 30, 2003)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3 the Form 8-A filed with the Securities and Exchange Commission on December 30, 2003)

4.2	Form of 8% Senior Convertible Promissory Note due 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.3	9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.4	Form of Warrants to purchase 41,722 shares of common stock issued in August 2002 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.5	Form of Warrants to purchase an aggregate of 83,444 shares of common stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.6	Form of Warrants to purchase an aggregate of 2,086,037 shares of common stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.7	Form of Warrants to purchase an aggregate of 417,208 shares of common stock issued to HCFP/Brenner Securities, LLC and RG Securities, LLC for acting as placement agent in connection with the September 2003 private placement.

4.8	Form of Warrants to purchase an aggregate of 250,000 shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.9	Form of Warrants to purchase an aggregate of 272,784 shares of common stock issued to HCFP Brenner Securities and RG Securities, LLC.

4.10	Warrant to purchase 708,333 shares of common stock issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.11	Form of Registration Rights Agreement relating to 834,465 shares of common stock and 83,444 shares of common stock underlying warrants issued by the registrant in October 2002.

4.12	Form of Registration Rights Agreement, issued by the registrant in September 2003, relating to 2,086,037 shares of common stock underlying 8% senior convertible notes due 2006 and 2,086,037 shares of common stock underlying warrants issued by the registrant in offering completed in September 2003.

4.13	Registration Rights Agreement, dated February 4, 2004, among Dwango North America Corp. and the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004).

4.14	9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.15	Warrant to purchase 958,333 shares of common stock issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.1	2003 Equity Incentive Plan

10.2	Office Lease Agreement, dated April 25, 2002, by and between Queen Anne Square, LLC and Dwango North America Inc.

10.3	Office Lease Agreement, dated November 2002, between San Felipe Plaza, Ltd. and Dwango North America, Inc., as amended

10.3	Bridge Agreement, dated December 12, 2003, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.4	Note Purchase Agreement, dated January 8, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.5	Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Robert E. Huntley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K(Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.6	Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Paul Eibeler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K(Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.7	Agreement and Plan of Merger, dated as of February 4, 2004, among Dwango North America Corp., OTA Acquisition Corp., Over-the-Air Wireless, Inc., and the stockholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.8	Note Purchase Agreement, dated March 19, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.9	Form of Employment Agreement between Dwango North America Corp. and each of Rick Hennessey, David Adams, and Alexander U. Conrad (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.10	Form of Assignment of Inventions Agreement between Dwango North America Corp. and each of the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.11	Software License Agreement between ALLTEL Communications Inc. and Dwango North America Inc. executed December 19, 2003.

10.12	Direct Bill Services Agreement between Cingular Wireless LLC and Dwango North America, Inc. executed on January 9, 2004.

10.13	Software Distribution Agreement between Motorola, Inc. and Dwango North America, Inc. executed September 24, 2003.

10.14	License and Revenue Sharing Agreement between NEC America, Inc. and Dwango North America, Inc. effective January 1, 2003.

10.15	Java Wireless Applications Agreement between T-Mobile USA, Inc. and Dwango North America, Inc. effective as of September 3, 2003.

10.16	Brew Application License Agreement between Cellco Partnership d/b/a Verizon Wireless and Dwango North America Inc. Submitted via click through web interface on October 11, 2002.

10.17	Brew Pricing Terms and Carrier Agreement between Qualcomm Incorporated and Dwango North America, Inc. Submitted via click through on May 21, 2002.

10.18	Amendment No. 1 to Brew Developer Agreement between Qualcomm Incorporated and Dwango North America, Inc. effective as of May 17, 2002.

10.19	Mobile Channel Agreement between AT&T Wireless Services, Inc. and Dwango North America, Inc. effective as of September 26, 2002.

10.20	Addendum to Mobile Channel Agreement Digital Goods Electronic Wallet between AT&T Wireless Services, Inc. and Dwango North America, Inc. dated September 26, 2002.

10.21	Letter agreement dated January 8, 2004 with Alexandra Global Master Fund Ltd.

10.22	Marilyn Miller notes and extension (need doc from Mullins)

10.23	License Agreement dated October 29, 2003, between Dwango North America, Inc. and Enorbus Technologies.

10.24	Technology License Agreement dated August 14, 2002, between Dwango North America, Inc. and Dwango Co. Ltd.

10.25	Trademarks License Agreement between Dwango company, Ltd. And Dwango North America, Inc. effective as of August 14, 2002.

10.26	Letter agreement dated March 19, 2004 with Alexandra Global Master Fund Ltd.

14	Code of Ethics

21	Subsidiary:

Dwango North America, Inc. is a Texas corporation

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 13 (b) Reports on Form 8-K

On October 7, 2003, we filed a Current Report on Form 8-K to report, as an Item 1, 2 and 7 disclosure, the consummation of a reverse acquisition with Dwango North America, Inc. Included in such filing is an audited balance sheet of Dwango North America, Inc. as of December 31, 2002, and related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and for the period from November 20, 2000 (inception) to December 31, 2002.

On October 29, 2003, we filed a Current Report on Form 8-K to report, as an Item 5 disclosure, the execution of an agreement with T-Mobile USA, Inc.

On November 7, 2003, we filed a Current Report on Form 8-K to report, as an Item 4 disclosure, the dismissal of Jones Simkins LLP and the appointment of Eisner LLP as our independent auditors. On December 8, 2003, we filed a Current Report on Form 8-K/A amending our previously filed Current Report on Form 8-K regarding the dismissal of Jones Simkins LLP and the appointment of Eisner LLP as our independent auditors.

Item 14. Principal Accounting Fees and Services

Audit Fees

We were billed by Eisner LLP the aggregate amount of approximately $184,541 in respect of the year ended December 31, 2003 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-QSB. No such fees were paid in respect of the year ended December 31, 2002.

Audit-Related Fees

Eisner LLP did not provide any assurance and related services in fiscal 2003 or fiscal 2002 that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the preceding paragraph.

Tax Fees

We were have not incurred expenses or been billed by Eisner LLP for the year ended December 31, 2003, or 2002 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

Eisner LLP rendered other services consisting primarily of services rendered in connection with review of our registration statement and issuance of a related consent. Aggregate fees billed for all other services rendered by Eisner LLP were approximately $31,030 for the year ended December 31, 2003. No such fees were billed in respect of the year ended December 31, 2002.

Our Audit Committee has determined that the provision of services by Eisner LLP other than for audit related services is compatible with maintaining the independence of Eisner LLP as our independent accountants.

Pre-Approval Policies

Our Audit Committee has not adopted any blanket pre-approval policies. Instead, the Committee will specifically pre-approve the provision by Eisner LLP of all audit or non-audit services.

Our Audit Committee approved all of the services provided by Eisner LLP and described in the preceding paragraphs.

INDEX TO FINANCIAL STATEMENTS

Page
Independent Auditor’s Report	F-1

Consolidated Balance Sheet as of December 31, 2003	F-2

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2003, 2002, and for the period from November 20, 2000 (inception) to December 31, 2003	F-3

Consolidated Statements of Changes in Shareholders Equity (Deficit) for the Fiscal Years Ended December 31, 2003, 2002, and for the period from November 20, 2000 (inception) to December 31, 2003	F-4

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2003, 2002, and for the period from November 20, 2000 (inception) to December 31, 2003	F-5

Notes to Consolidated Financial Statements	F-6

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Dwango North America Corp. and Subsidiary

We have audited the accompanying balance sheet of Dwango North America Corp. and subsidiaries (the “Company”), a development stage company, as of December 31, 2003, and the related statements of operations, stockholders’ equity (capital deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the period from November 20, 2000 (inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Dwango North America Corp. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and for the period from November 20, 2000 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has not generated any significant revenues, has incurred losses since inception and has been dependent upon funds generated from the sale of common stock and loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner LLP

New York, NY

April 9, 2004

Dwango North America Corp. and Subsidiary

(a development stage company)

Balance Sheet as of December 31, 2003

ASSETS
Current assets:
Accounts Receivable	$9,000
Other current assets	20,000

Total current assets	29,000
Fixed assets	175,000
Deferred acquisition costs	39,000
Deferred financing costs, net	456,000

$699,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Cash overdraft	$2,000
Accounts payable and accrued expenses	1,083,000
Related party advance	442,000

Total current liabilities	1,527,000
Long-Term Liabilities
Senior convertible notes payable, net of debt discount of $1,575,000	925,000
Accrued interest – senior convertible notes	90,000

2,542,000

Stockholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized; issued and outstanding, 5,873,000	5,000
Additional paid-in capital	4,279,000
Deficit accumulated during development stage	(6,127,000)

Total Stockholders’ deficit	(1,843,000)

$699,000

See notes to consolidated financial statements

Dwango North America Corp. and Subsidiary

(a development stage company)

Statements of Operations

	Year Ended December 31,		Period From November 20, 2000 (Inception) to December 31, 2003
	2003	2002
Revenue	$22,000		$22,000

Expenses:
Research and development	181,000		181,000
Selling, general and administrative	3,927,000	$1,213,000	5,337,000

Operating loss	(4,086,000)	(1,213,000)	(5,496,000)
Interest expense, net of interest income	564,000	57,000	631,000

Net loss	$(4,650,000)	$(1,270,000)	$(6,127,000)

Common share data:
Basic and diluted loss per share	$(0.92)	$(0.33)

Weighted average number of basic and diluted common shares outstanding	5,077,987	3,861,754

See notes to consolidated financial statements.

Dwango North America Corp. and Subsidiary

(a development stage company)

Statements of Stockholders’ Equity (Deficit)

	Common Stock $.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During The Development Stage	Total
	Number of Shares	Amount
Shares issued in connection with the formation of the Company, November 20, 2000, adjusted to reflect the recapitalization	3,408,000	$4,000			$4,000
Net loss for the year ended December 31, 2000				$(1,000)	(1,000)

Balance at December 31, 2000	3,408,000	4,000		(1,000)	3,000
Capital contribution by majority stockholder in 2001			$61,000		61,000
Sale of stock, December 27, 2001	125,000		100,000		100,000
Net loss for the year ended December 31, 2001				(206,000)	(206,000)

Balance at December 31, 2001	3,533,000	4,000	161,000	(207,000)	(42,000)
Common stock issued in payment for rent, June 1, 2002	45,000		54,000		54,000
Conversion of note payable, August 14, 2002	85,000		103,000		103,000
Warrant issued in connection with note payable			46,000		46,000
Sale of stock, August 14, 2002	335,000		370,000		370,000
Capital contribution by majority stockholder, August 14, 2002			57,000		57,000
Exercise of stock options, September 20, 2002	8,000		6,000		6,000
Common stock issued in October 2002, in connection with private financing, net	835,000	1,000	776,000		777,000
Net loss for the year ended December 31, 2002				(1,270,000)	(1,270,000)

Balance at December 31, 2002	4,841,000	5,000	1,573,000	(1,477,000)	101,000
Warrants issued in connection with notes Payable, and debt discount			2,059,000		2,059,000
Conversion of note payable to stockholder, July 7, 2003	83,000		100,000		100,000
Stock issued in connection with employment Agreements	39,000		48,000		48,000
Options granted to consultant/director			198,000		198,000
Options granted to employee			25,000		25,000
Reverse merger stock issuance, September 29, 2003	660,000
Common stock and warrants issued, December 15, 2003	250,000		276,000		276,000
Net loss for the year ended December 31, 2003				(4,650,000)	(4,650,000)

Balance at December 31, 2003	5,873,000	$5,000	$4,279,000	$(6,127,000)	$(1,843,000)

See notes to consolidated financial statements

Dwango North America Corp. and Subsidiary

(a development stage company)

Statements of Cash Flows

	Year Ended December 31,		Period From November 20, 2000 (Inception) to December 31, 2003
	2003	2002
Cash flows from operating activities:
Net loss	$(4,650,000)	$(1,270,000)	$(6,127,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	54,000	36,000	90,000
Common stock issued for rent	17,000	37,000	54,000
Common stock issued as compensation	48,000		48,000
Options issued to consultant/director	198,000		198,000
Options granted to employee	25,000		25,000
Amortization of debt discount	345,000	46,000	391,000
Amortization of deferred financing cost	125,000		125,000
Changes in:
Accounts Receivable	(9,000)		(9,000)
Prepaid expenses	14,000	(14,000)	—
Other assets	(12,000)	(8,000)	(20,000)
Accounts payable and accrued expenses	872,000	164,000	1,093,000
Accrued Interest	90,000		90,000

Net cash used in operating activities	(2,883,000)	(1,009,000)	(4,042,000)

Cash flows from investing activities:
Deferred acquisition costs	(39,000)		(39,000)
Purchase of fixed assets	(149,000)	(116,000)	(265,000)

Net cash used in Investing activities	(188,000)	(116,000)	(304,000)

Cash flows from financing activities:
Cash Overdraft	2,000		2,000
Proceeds from line of credit	50,000	45,000	150,000
Repayment of line of credit	(50,000)	(88,000)	(150,000)
Proceeds from Loan	—	54,000	54,000
Warrant issued in connection with note payable	—	46,000	46,000
Proceeds from related party loan	—	150,000	200,000
Repayment of related party loan	—	(50,000)	(50,000)
Proceeds from issuance of notes payable and warrants	2,500,000		2,500,000
Financing costs in connection with convertible notes	(442,000)		(442,000)
Proceeds from issuance of stock and warrants	276,000		276,000
Proceeds from related party advance	442,000		442,000
Proceeds from issuance of common stock, net of expenses	—	1,155,000	1,318,000

Net cash provided by financing activities	2,778,000	1,312,000	4,346,000

Net (decrease) increase in cash	(293,000)	187,000	—
Cash at beginning of period	293,000	106,000

Cash at end of period	$—	$293,000	$—

Dwango North America Corp. and Subsidiary

(a development stage company)

Supplementary disclosure of cash flow information:
Interest paid	$2,000	$3,000	$5,000
Noncash transactions:
Conversion of debt to common stock	$100,000	$103,000	$203,000
Warrants issued as financing costs	$290,000		$290,000
Debt discount recorded for warrants Issued with convertible notes	$1,920,000		$1,920,000
Notes and accrued interest contributed as capital		$57,000	$57,000

See notes to consolidated financial statements

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Financial Statements December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Description of business:

Dwango North America Corp. (“Corp.” or the “Company”), is a development stage company, which was founded in November 2000 for the purpose of providing wireless content and application publishing channels through North American wireless carriers, developing and publishing content and applications for wireless devices, and developing and providing wireless network technology for both content and applications developed internally and for partner content developers. The Company has an eight-year exclusive North America license with Dwango Company, Ltd. (“Dwango Japan”) for all current and future wireless intellectual property, which at the current time principally consists of games, a library of ringtones and other wireless devices applications.

The accompanying consolidated financial statements include the accounts of Dwango North America, Corp. and its wholly owned subsidiary Dwango North America, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

[2]	Recapitalization:

On September 29, 2003, Woodland Hatchery, Inc. (“Woodland”) acquired a majority of the outstanding common stock of Dwango North America, Inc. (“DNA, Inc.”), pursuant to an exchange offer. The stockholders of DNA, Inc. that elected to participate in the exchange received stock based on an exchange ratio of 1.3934814 shares of common stock for each share of common stock of DNA, Inc. surrendered for exchange. Shares of common stock underlying DNA, Inc.’s outstanding stock options, warrants and convertible notes are similarly effected and will be exercisable into the number of shares based on the exchange ratio. Following the recapitalization, Woodland changed its name to Dwango North America Corp. Pursuant to the recapitalization, DNA, Inc. became a wholly owned subsidiary of Corp. The stockholders of DNA, Inc. acquired a majority of the voting stock of Corp. pursuant to the exchange, and DNA, Inc. was deemed to be the accounting acquirer. Such exchange is treated for accounting purposes as a capital transaction with an inactive shell company. Accordingly, purchase accounting treatment was not applicable and no goodwill resulted from this transaction. Therefore, all historical financial information and financial statements for the periods presented are those of DNA, Inc. and give retroactive effect as if the recapitalization occurred at the beginning of the periods presented.

Prior to the exchange, in connection with the recapitalization, Woodland effected a one-for-4.5 reverse stock split of its common stock, leaving 2,548,889 shares of common stock before the cancellation of shares stated below. In addition, in exchange for the surrender and cancellation of 1,888,889 shares of common stock of Woodland (on a post-reverse stock split basis) owned by Cody T. Winterton, the former President and principal stockholder of Woodland, and the assumption by Mr. Winterton of all of the pre-closing liabilities of Woodland, all of the pre-closing assets of Woodland were transferred to Mr. Winterton and he was paid $50,000 which is included in the accompanying financial statements as selling, general and administrative expense. Accordingly, Mr. Winterton assumed all assets and liabilities of Woodland existing immediately prior to the closing. Immediately after closing, on a consolidated basis, the only assets and liabilities of the Company were those of DNA, Inc.

[3]	Revenue recognition:

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user as a one-time purchase. The Company identifies such delivery and acceptance and therefore revenue is accrued based upon the occurrence of a download of an application.

[4]	Software development costs:

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in creating a software product should be charged to expense when incurred as research and development costs until technological feasibility has been established for the product. Once technological feasibility is established, all development costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established, in estimating the life of the product for which the capitalized costs will be amortized and in estimating if the carrying value of capitalized software costs is equal to or less than future operating profits from the associated products. To date, the Company has not capitalized any software development costs.

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Financial Statements December 31, 2003 and 2002

[5]	Basis of presentation:

At December 31, 2003, the Company has incurred losses since inception and has been dependent upon funds generated from the sale of common stock and loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to seek additional funding through equity and debt financing. There can be no assurance that additional funds will be available to the Company, or available on terms acceptable to the Company.

[6]	Use of estimates:

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with such accounting principles requires management to make assumptions and estimates that impact the amounts reported in those statements. Such assumptions and estimates are subject to change in the future as additional information becomes available or as circumstances are modified. Actual results could differ from these estimates.

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Financial Statements December 31, 2003 and 2002

[7]	Fixed assets:

Property and equipment are recorded at cost. Depreciation of furniture and fixtures and computer and office equipment is computed using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are amortized over the shorter of the term of the lease or useful life of the improvements.

[8]	Income taxes:

The Company accounts for income taxes following the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. The effect on deferred tax assets and liabilities of a change in tax law or rates is recognized in income in the period that includes the enactment date of change. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Financial Statements December 31, 2003 and 2002

[9]	Stock Based Compensation

The Company accounts for stock-based employee and directors compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which was released in December 2002 as an amendment of SFAS No. 123.

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Net loss	$(4,650,000)	$(1,270,000)
Stock-based employee compensation expense included in reported net loss	25,000
Stock-based employee compensation determined under the fair value based method, net of related tax effect	(610,000)	(160,000)

Pro forma net loss	$(5,235,000)	$(1,430,000)

Net loss per share (basic and diluted):
As reported	$(0.92)	$(0.33)

Pro forma	$(1.03)	$(0.37)

The per share weighted average fair value of stock options granted during 2003 and 2002 were $1.10 and $0.96, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 3.2% - 4.9%, volatility of 44%-90%, dividend yield of 0% and expected lives of three to six years.

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Financial Statements December 31, 2003 and 2002

[10]	Loss per share:

The Company’s basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive, are as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Options	2,282,000	730,000
Warrants	2,753,000	124,000
Convertible notes	2,083,000	84,000

Total dilutive shares	7,118,000	938,000

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Financial Statements December 31, 2003 and 2002

[11]	Concentration of credit risk:

The Company maintains a portion of its cash balances in accounts which at times exceed the federally insured limits.

[12]	Valuation of long-lived assets:

Long-lived assets such as property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount.

[13]	Fair value of financial instruments:

The fair values of the Company’s financial instruments, including short-term notes payable, approximate their carrying values because their interest rates approximate rates of interest which correspond to instruments with similar maturities. The carrying amount of the long-term debt approximates fair value at December 31, 2003 based on the interest rates available to the Company and debt instruments with similar terms.

[14]	Advertising costs:

Advertising costs, which are expensed as incurred, were not significant for 2002. For the year ended December 31, 2003, advertising expense was approximately $54,000.

[15]	Stock splits:

All share and per share amounts give retroactive effect to a 3:1 stock split on April 1, 2002.

[16]	Royalties:

On August 14, 2002, the Company entered into two licensing agreements with Dwango Japan, a stockholder of the Company, to use its trademark (25-year term) and intellectual property (eight-year term) in North America. The agreements provide for royalties of 2% (intellectual property) and 0.5% (trademark) of the total gross revenue, subject to an annual minimum royalty (commencing October 1, 2002) of $50,000 per each agreement. These two agreements replaced a license agreement entered into by these parties on January 31, 2002. For the year ended December 31, 2003, 2002 and from November 20, 2000 (inception) to December 31, 2003 royalty expense was $100,000, $25,000 and $125,000 respectively, based upon the minimum.

On October 29, 2003 the Company entered into a licensing agreement with Enorbus Technologies whereby each party agrees to license wireless games from the other. The license agreement is for a two year term.

[17]	Research & Development

Research and development expenses include payroll and employee benefits associated with product development. Technological feasibility for our products is reached shortly before the products are released. Costs incurred after technological feasibility is established, are not material, and accordingly, we expense all research and development costs when incurred.

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Financial Statements December 31, 2003 and 2002

NOTE B - FIXED ASSETS

Fixed assets consist of the following:

	Estimated Useful Lives	Year Ended December 31, 2003
Furniture and fixtures	7 years	$38,000
Computer and office equipment	3 years	227,000

		265,000
Less: accumulated depreciation and amortization		90,000

		$175,000

NOTE C - DEBT

[1]	Line of credit:

During March 2002, the Company entered into a credit facility with a financial institution that permits borrowing of up to $50,000, which expires on April 11, 2004. Borrowings under the facility bear interest at the prime rate plus one percent. As of December 31, 2003, no balance was outstanding. This credit facility is guaranteed by the former president of the Company.

[2]	Loans and notes payable:

On July 10, 2002, the Company issued a convertible promissory note to Dwango Japan for $100,000, with interest at 4% per year, which was due on July 31, 2003. The note could be converted, at the option of the holder, into 83,444 shares of common stock based on the fair value of the stock at the time of borrowing. On July 7, 2003, Dwango Japan converted its $100,000 convertible promissory note into 83,444 shares of common stock. For the year ended December 31, 2003, and 2002 the interest expense on the note were as approximately $1,000 and $2,000 respectively.

During the year ended December 31, 2003, Dwango issued Senior Subordinated Convertible Promissory Notes totaling $2,500,000. In connection with the issuance of the notes, the Company also issued warrants to the note holders to purchase 2,083,333 shares of common stock, exercisable at $1.20 per share until September 15, 2006. The fair value of the warrants was 920,000, utilizing the Black Scholes option-pricing model with the following assumption: 90% volatility, three-year expected life, risk-free interest rate of 4% and a dividend yield ratio of 0%. In accordance with EITF 00-27, “Application of Issue No. 98-5 to

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Financial Statements December 31, 2003 and 2002

Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value based method. The proceeds allocated to the warrants of $920,000 was recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $ 920,000 is being amortized over the life of the convertible notes. Upon the conversion of the notes into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The notes bear interest at 8% and are convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the promissory notes and the related accrued interest are due on September 15, 2006. The notes may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable. In connection with the sale of these notes, the Company incurred an aggregate of $689,000 in costs consisting of: placement agent fees of approximately $291,000 and warrants to placement agent to purchase 417,208 shares of common stock at $1.20 per share that expire in September 2006, valued at $291,000. The warrants were valued by utilizing the Black Scholes option-pricing model with the following assumptions: 90% volatility, five-year expected life, risk-free interest rate of 4% and a dividend yield of 0%,; legal expenses of approximately $82,000; and other costs of approximately $26,000. These warrants remain unexercised as of December 31, 2003. Of the aggregate costs, $550,000 has been allocated as deferred financing costs, to be amortized over 40 months, or earlier if converted into common stock, and the remaining $139,000 of costs has been attributable to additional paid-in capital. For the year ended December 31, 2003, interest expense and amortizing of deferred financing costs on these notes were approximately $90,000 and $75,000, respectively.

NOTE D - OTHER RELATED PARTY TRANSACTIONS

On April 27, 2001, the Company borrowed, in the form of a note, from the wife of the Company’s then president, $50,000 with interest at 10% per year which was due on September 27, 2001 and was extended to April 26, 2003. On August 20, 2002, this note and the interest due totaling $57,000 was contributed to the capital of the Company and, accordingly, recorded as an additional capital contribution as shown in the statements of stockholders’ equity (deficit). Interest expense on this note for the year ended December 31, 2002 was $3,000.

On April 23, 2002, in consideration of an additional $50,000 loan, the Company issued an additional note to the wife of the Company’s then president for $50,000 with interest at 10% per year which was due on October 20, 2002. Principal and interest were repaid on August 20, 2002. Interest expense on this note for the year ended December 31, 2002 was $2,000.

From October through December 2003, Robert E. Huntley, our chairman, and at that time, president and chief executive officer, and Paul Eibeler, an outside director, advanced an aggregate of $392,000 and $50,000, respectively to the Company. In January, 2004, they elected to apply previously advanced funds of approximately $442,000, to the Company toward the purchase of an aggregate of 368,594 shares of our common stock ($1.20 per share) and warrants to purchase 368,594 shares of our common stock at an exercise price of $1.20 per share, in full satisfaction of the amounts previously advanced. The warrants have a term of four years and entitle the holders to purchase 368,594 shares of common stock at an exercise price of $1.20 per share.

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Financial Statements December 31, 2003 and 2002

NOTE E - COMMITMENTS AND CONTINGENCIES

Operating leases:

The Company leases office space in Seattle, Washington, through April 30, 2005. In December 2002, the Company entered into a lease for office space in Houston, Texas, which expires on January 31, 2006. In October 2003, the Company amended the Texas lease, which effectively cancelled the old lease. The new lease expires on September 2006. In August 2003, the Company entered into a lease for temporary residence for the Chairman, which expired on March 31, 2004. In June 2003, the Company entered into a lease for a game studio in San Francisco, California. The lease was due to expire on May 31, 2004. In April 2004, this lease was extended until September of 2004.

Total future minimum lease payments under these lease agreements are as follows:

Year Ending December 31,	Amount
2004	$134,000
2005	111,000
2006	69,000

$314,000

NOTE F - STOCKHOLDERS’ EQUITY (DEFICIT)

[1]	Stock issuances:

On December 27, 2001, the Company sold 125,413 shares of common stock to Dwango Japan for $100,000.

On April 25, 2002, the Company issued a convertible note to a stockholder for $100,000, due on April 25, 2004, with a warrant to purchase 41,722 shares of common stock at $1.20 per share that expires on April 26, 2007. The value ascribed to the warrant was $46,000 utilizing the Black Scholes option-pricing model with the following assumptions: 90% volatility, three-year expected life, risk-free interest rate of 4.0% and a dividend yield of 0%, and was to be amortized over two years as additional interest expense. On August 14, 2002, the principal and interest totaling $103,000 were converted into 85,727 shares of common stock as provided in the convertible note agreement. Upon the conversion of the note into common stock, the unamortized balance of the warrant value was recognized as additional interest expense.

On May 31, 2002, the Company issued 44,819 shares of its common stock, valued at $1.20 per share, for the first year’s rent of $54,000 of its Seattle office.

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Financial Statements December 31, 2003 and 2002

On August 14, 2002, the Company sold 333,768 shares of common stock at $1.20 per share to Dwango Japan for proceeds of $400,000. In connection with this offering, the private placement agents received aggregate fees of approximately $30,000.

On September 16, 2002, stock options were exercised to purchase 8,000 common shares at $0.80 each for proceeds of $6,000.

On December 12, 2003, the Company issued 250,000 shares of common stock, valued at $1.20 per share and issued 125,000 warrants with an exercise price of $1.20 per share, which expire on December 12, 2007, to Alexandra Global Master Fund, Ltd, for gross proceeds of $300,000 net of financing costs paid to placement agent of $24,000. The Company issued 50,000 warrants with an exercise price of $1.20 per share, which expires on December 11, 2008, to RG Securities and HCFP Brenner Securities, LLC, placement agent.

On January 8, 2004, the Company issued to Alexandra Global Master Fund Ltd. warrants to purchase 125,000 shares of common stock pursuant to the Bridge Agreement between the Company and Alexandra dated December 12, 2003.

[2]	Private placement:

In October 2002, the Company received net proceeds of $779,000 from the sale of 834,465 shares of common stock. In connection with this private placement, the placement agents received aggregate fees of approximately $126,000 and additionally warrants to purchase an aggregate of 83,444 shares of common stock at $1.20 per share that expire in October 2007. These warrants remain unexercised as of December 31, 2003. Other costs of the private placement approximated $95,000.

[3]	Stock option plan:

On April 1, 2002, the Company established an Equity Incentive Plan (the “Original Plan”) under which stock options may be granted. The Orginal Plan was replaced by an Equity Incentive Plan on September 29, 2003 (the “Plan”) in connection with the reverse acquisition of Woodland. Options under the Original Plan were replaced with comparable options under the Plan. A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. The Plan is administered by the Board of Directors, which determines the individuals to whom the options shall be granted, as well as the terms and conditions of each option grant, the option price and the duration of each option.

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Financial Statements December 31, 2003 and 2002

The Original Plan was approved and became effective on April 1, 2002. Vesting of options granted under the Plan is determined by the Company, and the options expire over varying terms, but not later than ten years from the date of grant. Stock option activity for the period April 1, 2002 (inception of Plan) to December 31, 2003 is as follows:

	Period Ended December 31, 2003		Period Ended December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	730,000	$0.91	0
Granted	1,552,000	$1.34	738,000	$0.92
Exercised	—		8,000	$0.80

Outstanding at end of period	2,282,000	$1.21	730,000	$0.91

The following summarizes information about stock options at December 31, 2003:

	Options Outstanding			Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number Exercisable	Weighted Average Exercise Price
514,000	$0.80	$0.80	8.26	393,000	$0.80
806,000	$1.20	$1.20	9.21	166,000	$1.20
379,000	$1.32	$1.32	4.66	45,000	$1.32
583,000	$1.50	$1.50	9.89	67,000	$1.50

2,282,000				671,000	$0.92

NOTE G - INCOME TAXES

As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,768,000, which may be available to offset future federal taxable income, if any, through 2023. The ability of the company to utilize its operating loss carryforwards in future years may be subject to annual limitations in accordance with provisions of section 382 of the Internal Revenue Code. Management does not expect the Company to be taxable in the near future and established a 100% valuation allowance against the deferred tax asset created by the net operating loss carryforwards at December 31, 2003 and 2002. The valuation allowance increased $1,575,000 and $407,000, respectively for the years ended December 31, 2003, and December 31, 2002, respectively.

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Financial Statements December 31, 2003 and 2002

NOTE	H- SUBSEQUENT EVENTS

On January 8, 2004, Dwango issued a Senior Subordinated Convertible Promissory Note of $1,700,000 to Alexandra Global Master Fund Ltd. In connection with the issuance of the notes, the Company also issued warrants to the note holders and the placement agents to purchase 708,333 and 212,500 shares of common stock, respectively, exercisable at $1.20 per share until January 8, 2008 and January 7, 2009, respectively. The fair value of the warrants was approximately $656,000 utilizing the Black Scholes option-pricing model with the following assumption: 88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair values. The proceeds allocated to the warrants of $ 474,000 were recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $ 474,000 in being amortized over the life of the convertible notes. Upon the conversion of the notes into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The notes bear interest at 9% and are convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the promissory notes and the related accrued interest are due on January 8, 2007. The notes may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable. In connection with the sale of these notes, the Company incurred an aggregate of $379,000 in costs consisting of: placement agent fees of approximately $136,000 and warrants to the placement agent to purchase 212,500 shares of common stock at $1.20 per share that expire on January 7, 2009, valued at $197,000, legal expenses of approximately $45,000; and other costs of approximately $1,000. The warrants were valued by utilizing the Black Scholes option-pricing model with the following assumptions: 88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield of 0%. Of the aggregate costs, $328,000 has been allocated as deferred financing costs, to be amortized over 36 months, or earlier if converted into common stock, and the remaining $51,000 of costs has been attributable to additional paid-in capital.

On January 8, 2004, the Company issued to Alexandra Global Master Fund Ltd. warrants to purchase 125,000 shares of common stock pursuant to the Bridge Agreement between the Company and Alexandra dated December 12, 2003.

On February 4, 2004, the Company acquired Over-the-Air Wireless, Inc. for 681,200 shares of common stock at a value of $1.468 per share. With the acquisition, the Company acquired knowledge, experience, contacts in the ringtone business, and employees who are now employed by the Company.

On March 19 2004, Dwango issued a Senior Subordinated Convertible Promissory Note of $2,300,000 to Alexandra Global Master Fund Ltd. In connection with the issuance of the notes, the Company also issued warrants to the note holders and the placement agents to purchase 958,333 shares of common stock, exercisable at $1.20 per share until March 19, 2008. The fair value of the warrants was $706,436, utilizing the Black Scholes option-pricing model with the following assumption: 91% volatility, three-year expected life, risk-free interest rate of 1.97% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value based method. The proceeds allocated to the warrants of $ 540,000 were recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $ 540,000 is being amortized over the life of the convertible notes. Upon the conversion of the notes into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The notes bear interest at 9% and are convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the promissory notes and the related accrued interest are due on March 19, 2007. The notes may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable. In connection with the sale of these notes, the Company incurred an aggregate of $198,000 in costs consisting of: placement agent fees of approximately $184,000, legal expenses of approximately $13,000, and other costs of approximately $1000. Of the aggregate costs, $151,000 has been allocated as deferred financing costs, to be amortized over 36 months, or earlier if converted into common stock, and the remaining $47,000 of costs has been attributable to additional paid-in capital.

On April 5, 2004 the Company entered into a License Agreement with Rolling Stone, LLC and RealNetworks, Inc. under which the Company would develop and distribute mobile entertainment featuring the Rolling Stone brand. The agreement duration is for two years from the time of the launch of Ringtone services with carriers. The Company also issued to Rolling Stone, LLC and RealNetworks warrants to purchase 201,398 and 222,998 shares of common stock, respectively for a term of seven years and an exercise price of $1.20 per share.

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Financial Statements December 31, 2003 and 2002

In addition, the Company is to pay advance Royalties of $750,000 on March 30, 2004 and quarterly minimum royalty payments of $250,000 beginning September 30, 2004 for the five subsequent quarters thereafter. The Company agreed to advertise in through Rolling Stone a minimum of $125,000 per quarter for the duration of the agreement.

In January, 2004, two individuals (the Chairman, and then President and Chief Executive Officer of the Company and an outside Director of the Company) elected to purchase with previously advanced funding of approximately $442,000 to our company toward the purchase of an aggregate of 368,594 shares of our common stock ($1.20 per share) and warrants to purchase 368,594 shares of our common stock at an exercise price of $1.20 per share, in full satisfaction of the amounts previously advanced. The warrants have a term of four years and entitle the holders to purchase 368,594 shares of common stock at an exercise price of $1.20 per share. The fair market value of the warrants was $464,000 utilizing the Black Scholes option-pricing model with the following assumptions: 101% volatility, four-year expected life, risk-free interest rate of 3.02% and a dividend yield of 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DWANGO NORTH AMERICA CORP.

By:	/s/ Rick J. Hennessey
Rick J. Hennessey, Chief Executive Officer
(principal executive officer)

DWANGO NORTH AMERICA CORP.

By:	/s/ J. Paul Quinn
J. Paul Quinn, Chief Financial Officer
(principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Rick J. Hennessey Rick J. Hennessey	Director

/s/ Robert E. Huntley Robert E. Huntley	Director

/s/ Alexander U. Conrad Alexander U. Conrad	Director

/s/ L. Derrick Ashcroft L. Derrick Ashcroft	Director

/s/ Vishal Bhutani Vishal Bhutani	Director

/s/ Paul Eibeler Paul Eibeler	Director

/s/ James Scibelli James Scibelli	Director

/s/ Slava Volman Slava Volman	Director

EXHIBIT INDEX

(a)	Exhibits

Number	Description
2	Agreement and Plan of Reorganization, dated September 19, 2003, among Woodland Hatchery, Inc., Dwango North America, Inc. and the securityholders of Dwango listed therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.1	Articles of Incorporation, as amended to date (incorporated by reference to Exhibits 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 6, 2001 and Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.2	Bylaws of the Registrant (as amended through December 30, 2003) (incorporated by reference to Exhibit 2 the Form 8-A filed with the Securities and Exchange Commission on December 30, 2003)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3 the Form 8-A filed with the Securities and Exchange Commission on December 30, 2003)

4.2	Form of 8% Senior Convertible Promissory Note due 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.3	9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.4	Form of Warrants to purchase 41,722 shares of common stock issued in August 2002 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.5	Form of Warrants to purchase an aggregate of 83,444 shares of common stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.6	Form of Warrants to purchase an aggregate of 2,086,037 shares of common stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.7	Form of Warrants to purchase an aggregate of 417,208 shares of common stock issued to HCFP/Brenner Securities, LLC and RG Securities, LLC for acting as placement agent in connection with the September 2003 private placement.

4.8	Form of Warrants to purchase an aggregate of 250,000 shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.9	Form of Warrants to purchase an aggregate of 272,784 shares of common stock issued to HCFP Brenner Securities and RG Securities, LLC.

4.10	Warrant to purchase 708,333 shares of common stock issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.11	Form of Registration Rights Agreement relating to 834,465 shares of common stock and 83,444 shares of common stock underlying warrants issued by the registrant in October 2002.

4.12	Form of Registration Rights Agreement, issued by the registrant in September 2003, relating to 2,086,037 shares of common stock underlying 8% senior convertible notes due 2006 and 2,086,037 shares of common stock underlying warrants issued by the registrant in offering completed in September 2003.

4.13	Registration Rights Agreement, dated February 4, 2004, among Dwango North America Corp. and the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004).

4.14	9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.15	Warrant to purchase 958,333 shares of common stock issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.1	2003 Equity Incentive Plan

10.2	Office Lease Agreement, dated April 25, 2002, by and between Queen Anne Square, LLC and Dwango North America Inc.

10.3	Office Lease Agreement, dated November 2002, between San Felipe Plaza, Ltd. and Dwango North America, Inc., as amended

10.3	Bridge Agreement, dated December 12, 2003, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.4	Note Purchase Agreement, dated January 8, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.5	Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Robert E. Huntley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K(Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.6	Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Paul Eibeler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K(Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.7	Agreement and Plan of Merger, dated as of February 4, 2004, among Dwango North America Corp., OTA Acquisition Corp., Over-the-Air Wireless, Inc., and the stockholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.8	Note Purchase Agreement, dated March 19, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.9	Form of Employment Agreement between Dwango North America Corp. and each of Rick Hennessey, David Adams, and Alexander U. Conrad (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.10	Form of Assignment of Inventions Agreement between Dwango North America Corp. and each of the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.11	Software License Agreement between ALLTEL Communications Inc. and Dwango North America Inc. executed December 19, 2003.

10.12	Direct Bill Services Agreement between Cingular Wireless LLC and Dwango North America, Inc. executed on January 9, 2004.

10.13	Software Distribution Agreement between Motorola, Inc. and Dwango North America, Inc. executed September 24, 2003.

10.14	License and Revenue Sharing Agreement between NEC America, Inc. and Dwango North America, Inc. effective January 1, 2003.

10.15	Java Wireless Applications Agreement between T-Mobile USA, Inc. and Dwango North America, Inc. effective as of September 3, 2003.

10.16	Brew Application License Agreement between Cellco Partnership d/b/a Verizon Wireless and Dwango North America Inc. Submitted via click through web interface on October 11, 2002.

10.17	Brew Pricing Terms and Carrier Agreement between Qualcomm Incorporated and Dwango North America, Inc. Submitted via click through on May 21, 2002.

10.18	Amendment No. 1 to Brew Developer Agreement between Qualcomm Incorporated and Dwango North America, Inc. effective as of May 17, 2002.

10.19	Mobile Channel Agreement between AT&T Wireless Services, Inc. and Dwango North America, Inc. effective as of September 26, 2002.

10.20	Addendum to Mobile Channel Agreement Digital Goods Electronic Wallet between AT&T Wireless Services, Inc. and Dwango North America, Inc. dated September 26, 2002.

10.21	Letter agreement dated January 8, 2004 with Alexandra Global Master Fund Ltd.

10.22	Marilyn Miller notes and extension (need doc from Mullins)

10.23	License Agreement dated October 29, 2003, between Dwango North America, Inc. and Enorbus Technologies.

10.24	Technology License Agreement dated August 14, 2002, between Dwango North America, Inc. and Dwango Co. Ltd.

10.25	Trademarks License Agreement between Dwango company, Ltd. And Dwango North America, Inc. effective as of August 14, 2002.

10.26	Letter agreement dated March 19, 2004 with Alexandra Global Master Fund Ltd.

14	Code of Ethics

21	Subsidiary:

Dwango North America, Inc. is a Texas corporation

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 13 (b) Reports on Form 8-K

On October 7, 2003, we filed a Current Report on Form 8-K to report, as an Item 1, 2 and 7 disclosure, the consummation of a reverse acquisition with Dwango North America, Inc. Included in such filing is an audited balance sheet of Dwango North America, Inc. as of December 31, 2002, and related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and for the period from November 20, 2000 (inception) to December 31, 2002.

On October 29, 2003, we filed a Current Report on Form 8-K to report, as an Item 5 disclosure, the execution of an agreement with T-Mobile USA, Inc.

On November 7, 2003, we filed a Current Report on Form 8-K to report, as an Item 4 disclosure, the dismissal of Jones Simkins LLP and the appointment of Eisner LLP as our independent auditors. On December 8, 2003, we filed a Current Report on Form 8-K/A amending our previously filed Current Report on Form 8-K regarding the dismissal of Jones Simkins LLP and the appointment of Eisner LLP as our independent auditors.