Form 10QSB
period 2004-03-31
DWANGO NORTH AMERICA CORP
filed 2004-05-24
CIK 1158134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number: 000-50533

DWANGO NORTH AMERICA CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	84-1407365
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 WEST MERCER STREET SUITE 501 SEATTLE, WA 98119

(Address of principal executive offices)

206-286-1440

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,925,090 as of May 7, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dwango North America Corp. and Subsidiaries

(a development stage company)

Balance Sheet

March 31, 2004
(unaudited)
ASSETS
Current Assets:
Cash	$1,164,000
Prepaid Royalties	1,190,000
Other current assets	40,000
Accounts Receivable	47,000

Total current assets	2,441,000

Fixed assets, net	171,000
Deferred financing costs	998,000
Intangibles - net	501,000

$4,111,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$548,000

Long-Term Liabilities
Senior convertible notes payable, net of debt discount of $3,356,000	3,144,000
Accrued Interest - senior convertible notes	185,000

Total liabilities	3,937,000

Stockholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $.001 par value; 50,000,000 shares authorized; issued and outstanding 6,925,000 shares	6,000
Additional paid-in capital	7,962,000
Deficit accumulated during development stage	(7,794,000)

Total stockholders’ equity deficit	(266,000)

$3,671,000

See notes to the condensed consolidated financial statements.

Dwango North America Corp. and Subsidiaries

(a development stage company)

Statement of Operations

(Unaudited)

	Three-Month Period Ended March, 31		Period From November 20, 2000 (Inception) to March 31, 2004
	2004	2003
Revenue	$60,000	$1,000	$82,000

Expenses:
Research and Development	359,000		540,000
General and administrative	889,000	511,000	6,226,000

Operating loss	(1,188,000)	(510,000)	(6,684,000)
Interest expense, including amortization of debt issuance, and deferred financing costs and net of interest income	419,000	3,000	1,050,000

Net loss	$(1,607,000)	$(513,000)	$(7,734,000)

Common share data:
Basic and diluted loss per share	$(0.25)	$(0.11)

Weighted average number of basic and diluted common shares outstanding	6,556,000	4,840,000

See notes to the condensed consolidated financial statements.

Dwango North America Corp. and Subsidiaries

(a development stage company)

Statements of Stockholders Deficit

	Common Stock $.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Number of Shares	Amount
Shares issued in connection with the formation of the Company, November 20, 2000, adjusted to reflect the recapitalization	3,408,000	$4,000			$4,000
Net loss for the year ended December 31, 2000				$(1,000)	(1,000)

Balance at December 31, 2000	3,408,000	4,000		(1,000)	3,000
Capital contribution by majority stockholder in 2001			$61,000		61,000
Sale of stock, December 27, 2001	125,000		100,000		100,000
Net loss for the year ended December 31, 2001				(206,000)	(206,000)

Balance at December 31, 2001	3,533,000	4,000	161,000	(207,000)	(42,000)
Common stock issued in payment for rent, June 1, 2002	45,000		54,000		54,000
Conversion of note payable, August 14, 2002	85,000		103,000		103,000
Warrant issued in connection with note payable			46,000		46,000
Sale of stock, August 14, 2002	335,000		370,000		370,000
Capital contribution by majority stockholder, August 14, 2002			57,000		57,000
Exercise of stock options, September 20, 2002	8,000		6,000		6,000
Common stock issued in October 2002, in connection with private financing, net	835,000	1,000	776,000		777,000
Net loss for the year ended December 31, 2002				(1,270,000)	(1,270,000)

Balance at December 31, 2002	4,841,000	5,000	1,573,000	(1,477,000)	101,000

Warrants issued in connection with notes payable, and debt discount			2,059,000		2,059,000
Conversion of note payable to stockholder, July 7, 2003	83,000		100,000		100,000
Stock issued in connection with employment agreements	39,000		48,000		48,000
Options granted to consultant/director			198,000		198,000
Options granted to employee			25,000		25,000
Reverse merger stock issuance, September 29, 2003	660,000
Common Stock and warrants issued, December 15, 2003	250,000		276,000		276,000
Net loss for the year ended December 31, 2003			—	(4,650,000)	(4,650,000)

Balance at December 31, 2003	5,873,000	5,000	4,279,000	(6,127,000)	(1,843,000)
Conversion of cash advance from related parties	369,000		442,000		442,000
Common stock issued in connection with purchase of software and employment agreements	681,000	1,000	529,000		530,000
Stock issued in connection with employment agreements	2,000		3,000		3,000
Warrants issued in connection with notes payable, and debt discount			2,269,000		2,269,000
Warrants issued in connection with brand licensing agreement			440,000		440,000
Net Loss for the three month period ended March 31, 2004				(1,607,000)	(1,607,000)

Balance at March 31, 2004 (unaudited)	6,925,000	$6,000	$7,522,000	$(7,734,000)	$234,000

See notes to the condensed consolidated financial statements.

Dwango North America Corp. and Subsidiaries

(a development stage company)

Statement of Cash Flows

(Unaudited)

	Three-Month Period Ended March 31,		Period From November 20, 2000 (Inception) to March 31, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(1,607,000)	$(513,000)	$(7,734,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,000	11,000	112,000
Common stock issued for rent		13,000	54,000
Common stock issued as compensation	3,000		51,000
Option issued to consultant/director			198,000
Options granted to employee			25,000
Amortization of debt discount	247,000		638,000
Amortization of intangible assets	29,000		29,000
Deferred financing cost	75,000		200,000
Lease Obligation
Changes in:
Accounts Receivable	(38,000)		(47,000)
Prepaid expenses	(750,000)	2,000	(750,000)
Other assets	(20,000)	3,000	(40,000)
Accounts payable and accrued expenses	(536,000)	37,000	557,000
Accrued Interest	95,000	3,000	185,000

Net cash used in operating activities	(2,480,000)	(444,000)	(6,522,000)

Cash flows from investing activities:
Deferred acquisition cost	39,000	—	—
Purchase of fixed assets	(18,000)	(23,000)	(283,000)

Net cash used in investing activities	21,000	(23,000)	(283,000)

Cash flows from financing activities:
Cash Overdraft	(2,000)		—
Proceeds from line of credit			150,000
Repayment of line of credit			(150,000)
Proceeds from loan			54,000
Warrant issued in connection with note payable			46,000
Proceeds from related party loan		300,000	200,000
Repayment of related party loan			(50,000)
Proceeds from issuance of notes payable and warrants	4,000,000		6,500,000
Financing costs related in connection with convertible notes	(375,000)	(62,000)	(817,000)
Proceeds from issuance of
stocks and warrants			276,000
Proceeds from related part advance			442,000
Proceeds from issuance of common stock, net of expenses			1,318,000

Net cash provided by financing activities	3,623,000	238,000	7,969,000

Net increase (decrease) in cash
Net (decrease increase in cash	1,164,000	(229,000)	1,164,000
Cash at beginning of period	$—	$293,000	—

Cash at end of period	$1,164,000	$64,000	$1,164,000

Supplementary disclosure of cash flow information:
Interest paid	$2,000	$3,000	$7,000
Noncash transactions:
Conversion of debt to common stock	$442,000		$645,000
Warrants issued as financing cost	$241,000		$531,000
Warrants issued in connection with brand licensing agreement	$440,000		$440,000
Common Stock issued for purchase of software	$440,000		$440,000
Common Stock issued for covenant not to compete	$90,000		$90,000
Debt discount recorded for warrants issued with convertible notes	$2,028,000	$57,000	$3,948,000
Notes and accrued interest contributed as capital			$57,000

See notes to the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Note A – The Basis of Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Dwango North America Corp. formerly Woodland Hatchery, Inc., ( the “Company”) as of March 31, 2004, the results of its operations for the three-months ended March 31, 2004 and 2003, respectively and the period from November 20, 2000 (inception) to March 31, 2004 and cash flows for the three-month period ended March 31, 2004 and 2003, respectively and the period from November 20, 2000 (inception) to March 31, 2004. The results of operations for the three-month period ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, contemplating continuity of operations, and realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying financial statements do not include any adjustments relating to the recoverability of assets and the classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result from the Company’s inability to continue as a going concern. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Note B – Loss per Share

The Company’s basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	March 31,
	2004	2003
	(unaudited)	(unaudited)
Options	5,160,000	730,000
Warrants	5,611,000	125,000
Convertible notes	5,417,000	83,000

Total dilutive shares	16,188,000	938,000

Note C – Stock Options

The Company accounts for stock-based employee and directors compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all awards.

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows:

	March 31,		Period From November 20, 2000 (Inception) to March 31, 2004
	2004	2003
Net loss	$(1,607,000)	$(513,000)	(7,734,000)
Stock-based employee compensation included in the net loss, net of related tax effect	—	—	25,000
Stock-based employee compensation determined under the fair value based method	(324,000)	—	(1,094,000)

Pro forma net loss	$(1,931,000)	$(513,000)	(8,803,000)

Net loss per share (basic and diluted):
As reported	$(0.25)	$(0.11)

Pro forma	$(0.30)	$(0.11)

Note D – OTHER RELATED PARTY TRANSACTIONS

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

Note E – Issuance of Senior Convertible Promissory Notes

During the three-month period ended March 31, 2004, the Company issued Senior Convertible Promissory Notes totaling $1,700,000 and $2,300,000, respectively.

The Note of $1,700,000 was issued to Alexandra Global Master Fund Ltd on January 8, 2004. In connection with the issuance of the notes, the Company also issued warrants to the note holder to purchase 708,333 shares of common stock, exercisable at $1.20 per share until January 8, 2008. The fair value of the warrants was approximately $656,000 utilizing the Black Scholes option-pricing model with the following assumption: 88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair values. The proceeds allocated to the warrants of $ 474,000 were recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $ 474,000 in being amortized over the life of the convertible notes. Upon the conversion of the notes into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The notes bear interest at 9% and are convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the promissory notes and the related accrued interest are due on January 8, 2007. The notes may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable. In connection with the sale of these notes, the Company incurred an aggregate of $379,000 in costs consisting of: placement agent fees of approximately $136,000 and warrants to the placement agent to purchase 212,500 shares of common stock at $1.20 per share that expire on January 7, 2009, valued at $197,000, legal expenses of approximately $45,000; and other costs of approximately $1,000. The warrants were valued by utilizing the Black Scholes option-pricing model with the following assumptions: 88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield of 0%. Of the aggregate costs, $328,000 has been allocated as deferred financing costs, to be amortized over 36 months, or earlier if converted into common stock, and the remaining $51,000 of costs has been attributable to additional paid-in capital.

The $2,300,000 Note was issued to Alexandra Global Master Fund Ltd on March 19, 2004. In connection with the issuance of the notes, the Company also issued warrants to the note holder to purchase 958,333 shares of common stock, exercisable at $1.20 per share until March 19, 2008. The fair value of the warrants was $706,000, utilizing the Black Scholes option-pricing model with the following assumption: 91% volatility, three-year expected life, risk-free interest rate of 1.97% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value based method. The proceeds allocated to the warrants of $ 540,000 were recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $ 540,000 is being amortized over the life of the convertible notes. Upon the conversion of the notes into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The notes bear interest at 9% and are convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the promissory notes and the related accrued interest are due on March 19, 2007. The notes may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable. In connection with the sale of these notes, the Company incurred an aggregate of $339,000 in costs consisting of: placement agent fees of approximately $184,000, and warrants issued to the placement agent to purchase 191,666 shares of common stock at $1.20 per share that expire on March 19, 2009, valued at $141,000, legal expenses of approximately $13,000, and other costs of approximately $1,000. Of the aggregate costs, $292,000 has been allocated as deferred financing costs, to be amortized over 36 months, or earlier if converted into common stock, and the remaining $47,000 of costs has been attributable to additional paid-in capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-QSB include “forward-looking statements”. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.

Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “expect,” believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of such terms. Potential risks and uncertainties include, among other things, such factors as:

•	The market acceptance and amount of sales of our products,

•	The Company’s expansion strategy,

•	The competitive environment within the wireless industry,

•	The Company’s ability to raise additional capital,

•	The Company’s ability to attract and retain qualified personnel, and

•	The other factors and information disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004.

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

We also offer a subscription based fee plan. Subscription fees are typically charged on a monthly basis. Under this model the subscription fee may be lower than a one-time download fee, but will be recurring. Once a user is signed up as a member, they then have access to all the applications within the scope of the subscription for that month. The user will need to stay current as a member for the applications to continue to work. Fees will vary depending on the strength of the content and the major brands associated with such content. Although there can be no assurance, we anticipate that we will be able to attain a revenue stream of approximately $200,000-300,000 per month by the end of 2004.

Effective August 14, 2002, we entered into exclusive license agreements with Dwango Co., Ltd., which we refer to as Dwango Japan, which allow us to use Dwango Japan’s current and future wireless intellectual property and trademarks, subject to certain conditions and limitations. Currently, the wireless intellectual property licensed from Dwango Japan consists primarily of games and other wireless device applications.

We have recently significantly expanded our business, including through the purchase of software technology and the hiring of key employees of Over-the-Air Wireless, Inc., a company in the wireless ringtone business, and the hiring of additional employees. During the next twelve months, subject to the receipt of sufficient financing, we intend to continue expanding our business. To date, we have released one application that we have developed internally and have released eight applications based upon technology we license from Dwango Japan. We have two applications currently under internal development. We plan to continue to develop and promote our own applications as well as applications based on the licensed technology and content from Dwango Japan and other third parties. In addition, as part of our expansion strategy, we intend to acquire businesses engaged in developing and marketing wireless technology and applications, including games and ringtones. We currently have 37 full-time employees. In connection with the expansion of our business, and subject to the receipt of necessary financing, we anticipate that we will need to hire additional employees.

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

We commenced operations in November 2000 and are a development stage company since we have not generated significant revenues since inception. Our company has achieved only $82,000 in revenues from inception through March 31, 2004 and we are not profitable. We anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in our revenues from consumer acceptance and use of our games and ringtones and the number of wireless mobile carriers who agree to carry our games and ringtones. As of March 31, 2004, we had an accumulated deficit $7,734,000. Our operating expenses are currently approximately $400,000 per month, approximately 50% of which is for payroll and benefits, 10% of which is for marketing, and 40% of which is for our general operations. We expect that our operating expenses will increase during the next several months, especially in the areas of product development and marketing. We believe we can satisfy our cash requirements only through June 2004. We are planning to raise up to $9,000,000 in additional financing during the next 12 months. The $9,000,000 is expected to fund a significant expansion of our operations, including expanding our existing operational and development capacity and our operational infrastructure. This should enable us to focus on increased product development activities for existing brands licensed by us, as well as on acquisition of new licenses for consumer brands appropriate for the mobile marketplace. Resources would also be allocated to expand our distribution reach globally. With the potential funding, we plan to identify companies that offer complementary mobile entertainment infrastructure services, such as ring-back services or multi-player gaming networks. Additionally, acquisition of other game studios and/or media development studios are anticipated to boost production capabilities. To the extent that less than $9,000,000 is raised, we will reduce the scope of our intended activities. We will need to generate a significant amount of increased revenues to achieve profitability. We cannot give you any assurance that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

RESULTS OF OPERATIONS

Revenue. During the three-month period ended March 31, 2004, revenues were $60,000. During the comparable period in 2003 the Company earned revenue of $1,000.

Revenues resulted from the cumulative number of wireless applications developed by the Company, available on Nextel (via Motorola), Verizon Wireless and AT&T Wireless and purchased by end-users.

Research and Development Expense. During the three-month period ended March 31, 2004, the Company incurred research and development expenses totaling $359,000. These expenses consist principally of salaries and related expenses. During the comparable periods in 2003 the Company incurred no research and development expenses.

The increase in research and development expenses relates to the development of games and ringtones. R&D expenses are expected to continue as the Company develops in house games and ringtones as an addition to our strategy of sourcing production from overseas developers as well as games and content from Dwango Japan.

General and Administrative Expense. During the three-month period ended March 31, 2004, the Company incurred general and administrative expenses totaling $889,000. During the comparable period in 2003, the Company incurred general and administrative expenses totaling $511,000.

This increase in general and administrative expenses is due to the Company’s increased operations. The Company hired new employees in administration and incurred increased legal and accounting fees as a result of being a public company. The Company anticipates that such expenses will continue to increase as it expands its business as contemplated.

Interest Expense. During the three-month period ended March 31, 2004, the Company incurred interest expense totaling $419,000. During the comparable period in 2003, the Company incurred $3,000 in interest expense.

This increase in interest expense is directly attributable to the interest on Senior Subordinated Convertible Notes issued in 2003 and Senior Subordinated Convertible in first quarter 2004, including the amortization of deferred financing cost and the beneficial conversion related to the debt, to finance operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004 the Company had a cash balance of $1,164,000 and working capital of $1,453,000. The Company believes that it has sufficient funds to operate into June 2004. The Company will need to raise additional capital before its funds are exhausted. There can be no assurance that any such funds will be available to the Company. If funds are not available on a timely basis, the Company may be forced to reduce or cease operations.

The Company has historically funded its operations primarily through the sale of its securities, including sales of common stock, convertible notes and warrants. In January 2004, the Company completed a $1,700,000 financing of Senior Convertible Notes and warrants. In March 2004, the Company completed a $2,300,000 financing of Senior Convertible Notes and warrants, to fund operations.

The Company anticipates that it will continue to issue equity securities as the primary source of liquidity until it generates positive cash flow from operations. Funding is currently being discussed with various investment groups. There can be no assurance that the necessary capital will be raised or that, if funds are raised, that it will be on favorable terms. Any future sales of securities to finance the Company will dilute existing shareholders’ ownership. Continuation as a going concern depends on the ability to obtain additional financing and ultimately to generate positive cash flow and attain profitability.

During the three-month period ended March 31, 2004, net cash used in operating activities totaled $2,480,000. During the comparable period in 2003, net cash used in operating activities totaled $444,000. The increase in operating activities is primarily related to prepaid royalties paid as a result of the License Agreement with Rolling Stone, LLC and RealNetworks and increased operating expenses.

During the three-month period ended March 31, 2004, cash outflows from investing activities totaled $21,000. During the comparable period in 2003, cash outflows from investing activities totaled $23,000.

During the three-month period ended March 31, 2004, cash inflows from financing activities totaled $3,623,000. During the comparable period in 2003, cash inflows from financing activities totaled $238,000. The increase in cash from financing activities is primarily from the two financings with Alexandra Global Master Fund Ltd. and the proceeds from advances from related parties which were converted to paid –in-capital in the quarter.

The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, we anticipate that this will require approximately $9,000,000 in additional funding within the next 12 months to complete the rollout of our operations in North America.

The following table summarizes, as of March 31, 2004, the Company’s obligations and commitments to make future payments under debt and operating leases:

	Payments due by Period
	Total	Less Than 1 Year	1 – 3 Years	After 3 Years
Long-term Debt	$6,500,000	—	$6,500,000	—
Operating Leases	277,000	134,000	143,000	—
Royalty Expense	1,500,000	750,000	750,000

Total	$8,277,000	$884,000	$7,393,000	$—

The Company’s outstanding long-term debt as of March 31, 2004 consists of:

1.	$2,500,000 Senior Subordinated Convertible Promissory Notes bearing interest at the rate of 8% per annum. The principal balance of these notes, together with all interest accrued thereon, is due and payable on September 15, 2006.

2.	$1,700,000 Senior Convertible Promissory Note bearing interest at the rate of 9% per annum. The principal balance of these notes, together with all interest accrued thereon, is due and payable on January 8, 2007.

3.	$2,300,000 Senior Convertible Promissory Note bearing interest at the rate of 9% per annum. The principal balance of these notes, together with all interest accrued thereon, is due and payable on March 19, 2007.

CRITICAL ACCOUNTING POLICIES

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user as a one-time purchase. The Company identifies such delivery and acceptance and therefore revenue is accrued based upon the occurrence of a download of an application. When delivery and acceptance occur, the carrier is notified and a charge will appear on the end-user’s bill. The carrier remits the agreed upon price for each download Whether revenue is earned from the one-time download model or revenue is earned from subscription based game or ringtone model, revenue is only recognized in the month the subscriber utilizes the service.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management has carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 2(a). PURCHASE OF ASSETS AND RELATED MATTERS

In February 2004, the Company entered into a transaction with Over-the-Air Wireless, Inc. whereby the Company: 1) purchased software to be used for the downloading of the Company’s games, ring tones and the billing of these downloads; 2) entered into three year employment agreements with the three individuals who had controlling interest in Over-the-Air Wireless, Inc. and are proficient with the software and have extensive experience and contacts in the wireless business; 3) obtained covenants not to compete for three years. The price of the software was valued at $440,000 and the covenants not to compete were valued at $90,000. This preliminary valuation is based upon the Company’s issuance of 681,200 shares of stock based upon discounted share value of approximately $.78 per share.

ITEM 5(a). ROLLING STONE AGREEMENT

On March 30, 2004 the Company entered into a License Agreement with Rolling Stone, LLC and RealNetworks, Inc. under which the Company would develop and distribute mobile entertainment featuring the Rolling Stone brand. The agreement duration is for two years from the time of the launch of Ringtone services with carriers. The Company also issued to Rolling Stone, LLC and RealNetworks warrants to purchase 201,398 and 222,998 shares of common stock, respectively for a term of seven years and an exercise price of $1.20 per share. The fair value of the warrants was $209,000 and $231,000, respectively, utilizing the Black Scholes option-pricing model with the following assumption: 100% volatility, five-year expected life, risk-free interest rate of 2.86% and a dividend yield ratio of 0%.

On March 30, 2004, the Company paid an advance minimum Royalty of $750,000 and is to pay quarterly minimum royalty payments of $250,000 beginning September 30, 2004 for the five subsequent quarters thereafter. The Company agreed to advertise in the Rolling Stone magazine a minimum of $125,000 per quarter for the duration of the agreement.

ITEM 5(b). OTHER INFORMATION

On May 17, 2004, Slava Volman resigned as a director of our company. Mr. Volman was a member of our audit committee.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On January 16, 2004, the Company filed a Current Report on Form 8-K to report, as an Item 5 and 7 disclosure, (i) the consummation of a $300,000 financing and a $1,700,000 financing with Alexandra Global Master Fund Ltd. in December 2003 and January 2004, respectively, and (ii) the exchange by Dwango Co. Ltd. of shares of common stock of Dwango North America, Inc. held by it for shares of common stock of the Company.

On January 30, 2004, the Company filed a Current Report on Form 8-K to report, as an Item 5 and 7 disclosure, (i) the execution of agreements with Alltel Communications, Inc. and Cingular Wireless LLC which set forth the terms and conditions under which the Company’s applications may be made available to end-users of those wireless carriers, and (ii) the conversion of advances made in 2003 by the then Chairman, President and Chief Executive Officer of the Company and an outside director of the Company into shares of common stock of the Company and warrants to purchase common stock of the Company.

On February 19, 2004, the Company filed a Current Report on Form 8-K to report, as an Item 2, 5 and 7 disclosure, (i) the acquisition of Over-the-Air Wireless, Inc., (ii) the appointment of Rick J. Hennessey as President and Chief Executive Officer, and (iii) the relocation of the Company’s corporate office from Houston, Texas to Seattle, Washington.

On March 10, 2004, the Company filed a Current Report on Form 8-K to report, as an Item 5 disclosure, (i) the resignation of Joseph Allen and Jay Higgins as directors of the Company, (ii) the appointment of James Scibelli and Alexander Conrad as directors of the Company, (iii) the election of board of director committee members, and (iv) the appointment of Alexander Conrad as an officer of the Company.

On March 29, 2004, the Company filed a Current Report on Form 8-K to report, as an Item 5 and 7 disclosure, (i) the consummation of a $2,300,000 financing with Alexandra Global Master Fund Ltd. in March 2004, and (ii) the election of Slava Volman to the Board of Directors of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DWANGO NORTH AMERICA CORP.

Dated:	May 24, 2004	By:	/s/ Rick Hennessey

Rick Hennessey
Chief Executive Officer
(principal executive officer)

Dated:	May 24, 2004	By:	/s/ J. Paul Quinn

J. Paul Quinn
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002