Form 10QSB/A
period 2004-03-31
DWANGO NORTH AMERICA CORP
filed 2004-06-14
CIK 1158134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Dwango North America Corp. and Subsidiaries

(a development stage company)

Statements of Stockholders Deficit

	Common Stock $.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Number of Shares	Amount
Shares issued in connection with the formation of the Company, November 20, 2000, adjusted to reflect the recapitalization	3,408,000	$4,000			$4,000
Net loss for the year ended December 31, 2000				$(1,000)	(1,000)

Balance at December 31, 2000	3,408,000	4,000		(1,000)	3,000
Capital contribution by majority stockholder in 2001			$61,000		61,000
Sale of stock, December 27, 2001	125,000		100,000		100,000
Net loss for the year ended December 31, 2001				(206,000)	(206,000)

Balance at December 31, 2001	3,533,000	4,000	161,000	(207,000)	(42,000)
Common stock issued in payment for rent, June 1, 2002	45,000		54,000		54,000
Conversion of note payable, August 14, 2002	85,000		103,000		103,000
Warrant issued in connection with note payable			46,000		46,000
Sale of stock, August 14, 2002	335,000		370,000		370,000
Capital contribution by majority stockholder, August 14, 2002			57,000		57,000
Exercise of stock options, September 20, 2002	8,000		6,000		6,000
Common stock issued in October 2002, in connection with private financing, net	835,000	1,000	776,000		777,000
Net loss for the year ended December 31, 2002				(1,270,000)	(1,270,000)

Balance at December 31, 2002	4,841,000	5,000	1,573,000	(1,477,000)	101,000

Warrants issued in connection with notes payable, and debt discount			2,059,000		2,059,000
Conversion of note payable to stockholder, July 7, 2003	83,000		100,000		100,000
Stock issued in connection with employment agreements	39,000		48,000		48,000
Options granted to consultant/director			198,000		198,000
Options granted to employee			25,000		25,000
Reverse merger stock issuance, September 29, 2003	660,000
Common Stock and warrants issued, December 15, 2003	250,000		276,000		276,000
Net loss for the year ended December 31, 2003			—	(4,650,000)	(4,650,000)

Balance at December 31, 2003	5,873,000	5,000	4,279,000	(6,127,000)	(1,843,000)
Conversion of cash advance from related parties	369,000		442,000		442,000
Common stock issued in connection with purchase of software and employment agreements	681,000	1,000	529,000		530,000
Stock issued in connection with employment agreements	2,000		3,000		3,000
Warrants issued in connection with notes payable, and debt discount			2,269,000		2,269,000
Warrants issued in connection with brand licensing agreement			440,000		440,000
Net Loss for the three month period ended March 31, 2004				(1,607,000)	(1,607,000)

Balance at March 31, 2004 (unaudited)	6,925,000	$6,000	$7,962,000	$(7,734,000)	$234,000

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

The Note of $1,700,000 was issued to Alexandra Global Master Fund Ltd on January 8, 2004. In connection with the issuance of the notes, the Company also issued warrants to the note holder to purchase 708,333 shares of common stock, exercisable at $1.20 per share until January 8, 2008. The fair value of the warrants was approximately $656,000 utilizing the Black Scholes option-pricing model with the following assumption: 88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair values. The proceeds allocated to the warrants of $ 474,000 were recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $ 474,000 in being amortized over the life of the convertible notes. Upon the conversion of the notes into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The notes bear interest at 9% and are convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the promissory notes and the related accrued interest are due on January 8, 2007. The notes may be prepaid commencing two years after a registration statement registering the shares underlying the notes becomes effective if certain conditions are met, including, but not limited to: (i) during a period of 20 consecutive trading days ending not more than three trading days prior to the date the Company gives notice of prepayment, on each of the 20 days, the market price of the stock is at least 200 percent of the then-current conversion price, (ii) the average daily trading volume is at least 100,000 shares, (iii) the Company is not in default, and (iv) a registration statement registering the shares of common stock underlying the notes is effective. In connection with the sale of these notes, the Company incurred an aggregate of $379,000 in costs consisting of: placement agent fees of approximately $136,000 and warrants to the placement agent to purchase 212,500 shares of common stock at $1.20 per share that expire on January 7, 2009, valued at $197,000, legal expenses of approximately $45,000; and other costs of approximately $1,000. The warrants were valued by utilizing the Black Scholes option-pricing model with the following assumptions: 88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield of 0%. Of the aggregate costs, $328,000 has been allocated as deferred financing costs, to be amortized over 36 months, or earlier if converted into common stock, and the remaining $51,000 of costs has been attributable to additional paid-in capital.

The $2,300,000 Note was issued to Alexandra Global Master Fund Ltd on March 19, 2004. In connection with the issuance of the notes, the Company also issued warrants to the note holder to purchase 958,333 shares of common stock, exercisable at $1.20 per share until March 19, 2008. The fair value of the warrants was $706,000, utilizing the Black Scholes option-pricing model with the following assumption: 91% volatility, three-year expected life, risk-free interest rate of 1.97% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value based method. The proceeds allocated to the warrants of $ 540,000 were recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $ 540,000 is being amortized over the life of the convertible notes. Upon the conversion of the notes into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The notes bear interest at 9% and are convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the promissory notes and the related accrued interest are due on March 19, 2007. The notes may be prepaid commencing two years after a registration statement registering the shares underlying the notes becomes effective if certain conditions are met, including, but not limited to: (i) during a period of 20 consecutive trading days ending not more than three trading days prior to the date the Company gives notice of prepayment, on each of the 20 days, the market price of the stock is at least 200 percent of the then-current conversion price, (ii) the average daily trading volume is at least 100,000 shares, (iii) the Company is not in default, and (iv) a registration statement registering the shares of common stock underlying the notes is effective. In connection with the sale of these notes, the Company incurred an aggregate of $339,000 in costs consisting of: placement agent fees of approximately $184,000, and warrants issued to the placement agent to purchase 191,666 shares of common stock at $1.20 per share that expire on March 19, 2009, valued at $141,000, legal expenses of approximately $13,000, and other costs of approximately $1,000. Of the aggregate costs, $292,000 has been allocated as deferred financing costs, to be amortized over 36 months, or earlier if converted into common stock, and the remaining $47,000 of costs has been attributable to additional paid-in capital.

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

This increase in interest expense is directly attributable to the interest on Senior Subordinated Convertible Notes issued in 2003 and Senior Convertible Notes in first quarter 2004, including the amortization of deferred financing cost and the beneficial conversion related to the debt, to finance operations.

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

DWANGO NORTH AMERICA CORP.

Dated:	June 14, 2004	By:	/s/ Rick Hennessey
Rick Hennessey
Chief Executive Officer
(principal executive officer)

Dated:	June 14, 2004	By:	/s/ J. Paul Quinn
J. Paul Quinn
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002