Form 10KSB/A
period 2003-12-31
DWANGO NORTH AMERICA CORP
filed 2004-08-09
CIK 1158134

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year: $22,000

As of April 9, 2004 the aggregate market value of the voting and non-voting common equity held by non affiliates was approximately $4,740,018.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description
2	Agreement and Plan of Reorganization, dated September 19, 2003, among Woodland Hatchery, Inc., Dwango North America, Inc. and the securityholders of Dwango listed therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.1	Articles of Incorporation, as amended to date (incorporated by reference to Exhibits 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 6, 2001 and Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.2	Bylaws of the Registrant (as amended through December 30, 2003) (incorporated by reference to Exhibit 2 the Form 8-A filed with the Securities and Exchange Commission on December 30, 2003)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3 the Form 8-A filed with the Securities and Exchange Commission on December 30, 2003)

4.2	Form of 8% Senior Convertible Promissory Note due 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.3	9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.4	Form of Warrants to purchase 41,722 shares of common stock issued in August 2002 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.5	Form of Warrants to purchase an aggregate of 83,444 shares of common stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.6	Form of Warrants to purchase an aggregate of 2,086,037 shares of common stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.7*	Form of Warrants to purchase an aggregate of 417,208 shares of common stock issued to HCFP/Brenner Securities, LLC and RG Securities, LLC for acting as placement agent in connection with the September 2003 private placement.

4.8	Form of Warrants to purchase an aggregate of 250,000 shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.9*	Form of Warrants to purchase an aggregate of 272,784 shares of common stock issued to HCFP Brenner Securities and RG Securities, LLC.

4.10	Warrant to purchase 708,333 shares of common stock issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.11*	Form of Registration Rights Agreement relating to 834,465 shares of common stock and 83,444 shares of common stock underlying warrants issued by the registrant in October 2002.

4.12*	Form of Registration Rights Agreement, issued by the registrant in September 2003, relating to 2,086,037 shares of common stock underlying 8% senior convertible notes due 2006 and 2,086,037 shares of common stock underlying warrants issued by the registrant in offering completed in September 2003.

Number	Description

4.13	Registration Rights Agreement, dated February 4, 2004, among Dwango North America Corp. and the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004).

4.14	9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.15	Warrant to purchase 958,333 shares of common stock issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.1*	2003 Equity Incentive Plan

10.2*	Office Lease Agreement, dated April 25, 2002, by and between Queen Anne Square, LLC and Dwango North America Inc.

10.3*	Office Lease Agreement, dated November 2002, between San Felipe Plaza, Ltd. and Dwango North America, Inc., as amended

10.3	Bridge Agreement, dated December 12, 2003, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.4	Note Purchase Agreement, dated January 8, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.5	Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Robert E. Huntley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.6	Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Paul Eibeler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.7	Agreement and Plan of Merger, dated as of February 4, 2004, among Dwango North America Corp., OTA Acquisition Corp., Over-the-Air Wireless, Inc., and the stockholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.8	Note Purchase Agreement, dated March 19, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.9	Form of Employment Agreement between Dwango North America Corp. and each of Rick Hennessey, David Adams, and Alexander U. Conrad (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

Number	Description

10.10	Form of Assignment of Inventions Agreement between Dwango North America Corp. and each of the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.11*	Software License Agreement between ALLTEL Communications Inc. and Dwango North America Inc. executed December 19, 2003.

10.12*#	Direct Bill Services Agreement between Cingular Wireless LLC and Dwango North America, Inc. executed on January 9, 2004.

10.13#	Software Distribution Agreement between Motorola, Inc. and Dwango North America, Inc. executed September 24, 2003.

10.14*#	License and Revenue Sharing Agreement between NEC America, Inc. and Dwango North America, Inc. effective January 1, 2003.

10.15#	Java Wireless Applications Agreement between T-Mobile USA, Inc. and Dwango North America, Inc. effective as of September 3, 2003.

10.16*	Brew Application License Agreement between Cellco Partnership d/b/a Verizon Wireless and Dwango North America Inc. Submitted via click through web interface on October 11, 2002.

10.17	Brew Pricing Terms and Carrier Agreement between Qualcomm Incorporated and Dwango North America, Inc. Submitted via click through on May 21, 2002.

10.18*	Amendment No. 1 to Brew Developer Agreement between Qualcomm Incorporated and Dwango North America, Inc. effective as of May 17, 2002.

10.19*	Mobile Channel Agreement between AT&T Wireless Services, Inc. and Dwango North America, Inc. effective as of September 26, 2002.

10.20*#	Addendum to Mobile Channel Agreement Digital Goods Electronic Wallet between AT&T Wireless Services, Inc. and Dwango North America, Inc. dated September 26, 2002.

10.21*	Letter agreement dated January 8, 2004 with Alexandra Global Master Fund Ltd.

10.22*	Marilyn Miller notes and extension

10.23*	License Agreement dated October 29, 2003, between Dwango North America, Inc. and Enorbus Technologies.

10.24*	Technology License Agreement dated August 14, 2002, between Dwango North America, Inc. and Dwango Co. Ltd.

10.25*	Trademarks License Agreement between Dwango company, Ltd. And Dwango North America, Inc. effective as of August 14, 2002.

10.26*	Letter agreement dated March 19, 2004 with Alexandra Global Master Fund Ltd.

14*	Code of Ethics

21	Subsidiary:

Dwango North America, Inc. is a Texas corporation

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously Filed
#	Requested confidential treatment

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

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DWANGO NORTH AMERICA CORP.

Date: August 9, 2004	By:	/s/ RICK J. HENNESSEY
Rick J. Hennessey, Chief Executive Officer
(principal executive officer)

DWANGO NORTH AMERICA CORP.

Date: August 9, 2004	By:	/s/ J. PAUL QUINN
J. Paul Quinn, Chief Financial Officer
(principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICK J. HENNESSEY Rick J. Hennessey	Director	August 9, 2004

/s/ ALEXANDER U. CONRAD Alexander U. Conrad	Director	August 9, 2004

/s/ L. DERRICK ASHCROFT L. Derrick Ashcroft	Director	August 9, 2004

/s/ VISHAL BHUTANI Vishal Bhutani	Director	August 8, 2004

/s/ PAUL EIBELER Paul Eibeler	Director	August 9, 2004

/s/ JAMES SCIBELLI James Scibelli	Director	August 9, 2004

EXHIBIT INDEX

Number	Description
2	Agreement and Plan of Reorganization, dated September 19, 2003, among Woodland Hatchery, Inc., Dwango North America, Inc. and the securityholders of Dwango listed therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.1	Articles of Incorporation, as amended to date (incorporated by reference to Exhibits 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 6, 2001 and Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.2	Bylaws of the Registrant (as amended through December 30, 2003) (incorporated by reference to Exhibit 2 the Form 8-A filed with the Securities and Exchange Commission on December 30, 2003)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3 the Form 8-A filed with the Securities and Exchange Commission on December 30, 2003)

4.2	Form of 8% Senior Convertible Promissory Note due 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.3	9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.4	Form of Warrants to purchase 41,722 shares of common stock issued in August 2002 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.5	Form of Warrants to purchase an aggregate of 83,444 shares of common stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.6	Form of Warrants to purchase an aggregate of 2,086,037 shares of common stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.7*	Form of Warrants to purchase an aggregate of 417,208 shares of common stock issued to HCFP/Brenner Securities, LLC and RG Securities, LLC for acting as placement agent in connection with the September 2003 private placement.

4.8	Form of Warrants to purchase an aggregate of 250,000 shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.9*	Form of Warrants to purchase an aggregate of 272,784 shares of common stock issued to HCFP Brenner Securities and RG Securities, LLC.

4.10	Warrant to purchase 708,333 shares of common stock issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.11*	Form of Registration Rights Agreement relating to 834,465 shares of common stock and 83,444 shares of common stock underlying warrants issued by the registrant in October 2002.

4.12*	Form of Registration Rights Agreement, issued by the registrant in September 2003, relating to 2,086,037 shares of common stock underlying 8% senior convertible notes due 2006 and 2,086,037 shares of common stock underlying warrants issued by the registrant in offering completed in September 2003.

Number	Description

4.13	Registration Rights Agreement, dated February 4, 2004, among Dwango North America Corp. and the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004).

4.14	9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.15	Warrant to purchase 958,333 shares of common stock issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.1*	2003 Equity Incentive Plan

10.2*	Office Lease Agreement, dated April 25, 2002, by and between Queen Anne Square, LLC and Dwango North America Inc.

10.3*	Office Lease Agreement, dated November 2002, between San Felipe Plaza, Ltd. and Dwango North America, Inc., as amended

10.3	Bridge Agreement, dated December 12, 2003, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.4	Note Purchase Agreement, dated January 8, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.5	Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Robert E. Huntley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.6	Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Paul Eibeler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.7	Agreement and Plan of Merger, dated as of February 4, 2004, among Dwango North America Corp., OTA Acquisition Corp., Over-the-Air Wireless, Inc., and the stockholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.8	Note Purchase Agreement, dated March 19, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.9	Form of Employment Agreement between Dwango North America Corp. and each of Rick Hennessey, David Adams, and Alexander U. Conrad (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

Number	Description

10.10	Form of Assignment of Inventions Agreement between Dwango North America Corp. and each of the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.11*	Software License Agreement between ALLTEL Communications Inc. and Dwango North America Inc. executed December 19, 2003.

10.12*#	Direct Bill Services Agreement between Cingular Wireless LLC and Dwango North America, Inc. executed on January 9, 2004.

10.13#	Software Distribution Agreement between Motorola, Inc. and Dwango North America, Inc. executed September 24, 2003.

10.14*#	License and Revenue Sharing Agreement between NEC America, Inc. and Dwango North America, Inc. effective January 1, 2003.

10.15#	Java Wireless Applications Agreement between T-Mobile USA, Inc. and Dwango North America, Inc. effective as of September 3, 2003.

10.16*	Brew Application License Agreement between Cellco Partnership d/b/a Verizon Wireless and Dwango North America Inc. Submitted via click through web interface on October 11, 2002.

10.17	Brew Pricing Terms and Carrier Agreement between Qualcomm Incorporated and Dwango North America, Inc. Submitted via click through on May 21, 2002.

10.18*	Amendment No. 1 to Brew Developer Agreement between Qualcomm Incorporated and Dwango North America, Inc. effective as of May 17, 2002.

10.19*	Mobile Channel Agreement between AT&T Wireless Services, Inc. and Dwango North America, Inc. effective as of September 26, 2002.

10.20*#	Addendum to Mobile Channel Agreement Digital Goods Electronic Wallet between AT&T Wireless Services, Inc. and Dwango North America, Inc. dated September 26, 2002.

10.21*	Letter agreement dated January 8, 2004 with Alexandra Global Master Fund Ltd.

10.22*	Marilyn Miller notes and extension

10.23*	License Agreement dated October 29, 2003, between Dwango North America, Inc. and Enorbus Technologies.

10.24*	Technology License Agreement dated August 14, 2002, between Dwango North America, Inc. and Dwango Co. Ltd.

10.25*	Trademarks License Agreement between Dwango company, Ltd. And Dwango North America, Inc. effective as of August 14, 2002.

10.26*	Letter agreement dated March 19, 2004 with Alexandra Global Master Fund Ltd.

14*	Code of Ethics

21	Subsidiary:

Dwango North America, Inc. is a Texas corporation

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously Filed
#	Requested confidential treatment