Form 10KSB/A
period 2003-12-31
DWANGO NORTH AMERICA CORP
filed 2004-08-12
CIK 1158134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 2)

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

This Amendment amends Items 6, 7 and 13, as set forth herein in full.

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

Currently, our content is sold for a download fee. The download fee model is based on a single fee per downloaded application or bundle of applications. Download fees are assessed on a per download basis for each game or bundle of games downloaded to a consumer’s wireless handset. Ringtones and other features operate on the same basis. Some of the download features will have expirations based on time.

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

We have recently significantly expanded our business, including in connection with the acquisition of Over-the-Air Wireless, Inc., a company in the wireless ringtone business, and the hiring of additional employees. We have also recently released our ringtone services. During the next twelve months, subject to the receipt of sufficient financing, we intend to continue expanding our business. To date, we have released two games that we have developed internally and have released eight games based upon technology we license from Dwango Japan. In addition, we have released four games that have been developed by third parties hired to develop games for us. We have two games currently under internal development. We plan to continue to develop and promote our own applications as well as applications based on the licensed technology and content from Dwango Japan and other third parties. In addition, as part of our expansion strategy, we intend to acquire businesses engaged in developing and marketing wireless technology and applications, including games and ringtones.

Through our acquisition of Over-the-Air Wireless, Inc., we obtained: (i) software for the downloading of our games and ringtones and the billing of these downloads, (ii) the services of and employment agreements with three key individuals who currently hold the positions of chief executive officer, president, and vice president of development, respectively, in our company, and (iii) two-year non-compete agreements. The three individuals currently employed by us who were formerly employed by Over-the-Air Wireless, Inc. are proficient with the software acquired and have experience and contacts in the wireless industry. The consideration for the transaction was the issuance of 681,000 shares of our common stock. In addition, pursuant to the employment agreements with the three individuals referred to above, we issued options to purchase an aggregate of 964,913 shares of our common stock.

As of June 30, 2004 we had 37 full-time employees. In connection with the expansion of our business, and subject to the receipt of substantial additional financing, we anticipate that we will hire an additional 25 to 30 employees over the next twelve months.

We currently have agreements with AT&T Wireless, Verizon Wireless, T-Mobile USA, Alltel Communications, Cingular Wireless and Nextel Operations which provide the terms and conditions under which our applications may be made available to the subscribers of such carriers and which are material to the operation of our business. To date, we have released eight games on AT&T Wireless and three games on Verizon Wireless. We have also released certain of our games on certain wireless handsets pursuant to agreements we have with NEC America and Motorola to “pre-load” a game onto a phone. A game is “pre-loaded” onto a phone when it is already loaded onto the phone when the customer purchases the phone. We anticipate introducing additional applications in the near future.

Our company has achieved $22,000 in revenues from inception through December 31, 2003 and is not profitable. We anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in our revenues from consumer acceptance and use of our games and ringtones and the number of wireless mobile carriers who agree to carry our games and ringtones. As of December 31, 2003, we had an accumulated deficit of $6,127,000. Our operating expenses are currently approximately $400,000 per month, approximately 50% of which is for payroll, 10% of which is for marketing, and 40% of which is for our general operations. Provided we raise the amount of financing we seek in a timely manner, we expect that our operating expenses will increase by approximately 10% per month over the next several months, especially in the areas of product development and marketing. We believe we can satisfy our cash requirements only through August 31, 2004. We will seek to raise up to $9,000,000 in additional financing during the next 12 months. The raising of $9,000,000 is expected to fund a significant expansion of our operations, including expanding our existing operational and development capacity. Additionally, we anticipate expanding our business development and product development teams. Additional investments in operational infrastructure would be made by us. These expanded teams would focus on increased product development activities for existing brands licensed by us, as well as on acquisition of new licenses for consumer brands appropriate for the mobile marketplace. Acquisitions are also planned. We plan to identify companies that offer complementary mobile entertainment infrastructure services, such as ring-back services or multi-player gaming networks. Additionally, acquisition of other game studios and/or media development studios are anticipated to boost production capabilities. To the extent that less than $9,000,000 is raised, we will reduce the scope of our intended activities. We will need to generate a significant amount of increased revenues to achieve profitability. We cannot give you any assurance that we can achieve or sustain profitability or that our operating losses will not increase in the future.

Relationships with Wireless Carriers and Handset Manufacturers

To date we have released various products through agreements with multiple wireless carriers: Verizon Wireless, AT&T Wireless, Nextel Operations, T-Mobile, and Cingular Wireless; and two handset manufacturers: NEC and Motorola. The handset manufacturers have pre-installed certain applications from our content library onto certain phone models, which we refer to as “pre-loading” of a game onto a phone. When a customer purchases a phone with our content on it, the customer gets a certain amount of free game play, often with more available for purchase. We are continually pursuing distribution agreements with the other major carriers and handset manufacturers. We also have an agreement with Alltel Communications, Inc. which sets forth the terms and conditions under which our games may be made available to end-users of this wireless carrier. Accordingly, our company now has six wireless carrier relationships.

Relationships with Content Providers and New Application Development

We have entered into relationships with several companies, as described below, with respect to their development of game content on our behalf.

As of April 2004, 1464251 Ontario Inc. has produced two titles for us, BurnRate and Blink.

Through our reciprocal publishing agreement with Enorbus Technologies, we have plans to publish four of their titles; they have plans to publish three of our titles in China.

With the Connect Corporation, an agreement was made to create an original game. As of June 2004, all work has been completed.

Two new original games are being produced through our Game Studio in San Francisco.

In addition to games, we have developed our ringtone and media service, which allows consumers to download ringtones and images to their phones. We have our own catalog of over 1,000 polyphonic ringtones, with ongoing production and licensing of new ringtones every month. We have an agreement with Rolling Stone and Real Networks to develop mobile content (games, ringtones and other media offerings and applications) using the Rolling Stone brand. Our first product launched under the agreement was a ringtone browser, which was launched in June 2004. Our primary target market for ringtones and media is broader than for games in North America. Ringtones and images for phones are attractive to older consumers as well as the targeted youth market. The resulting demographic includes youth, but expands beyond to encapsulate those between the ages of 14 to 35, although the heaviest users are still expected to be in the 14 to 24 age segment.

Our delivery platform incorporates a mobile ringtone catalog application that allows users to browse, search, sample and download the newest as well as the most popular ringtones, sorted by title, artist and category. Ringtone downloads are initiated through either a WAP browser or a downloadable BREW ringtone client, allowing for customers to purchase new ringtones directly from their phones.

Results of Operations

Revenue. During the year ended December 31, 2003, revenues were $22,000. During 2002 our company earned no revenues.

Revenues in 2003 resulted from the games released by our company, available on Verizon Wireless and AT&T Wireless, and purchased by end-users. For the year ended December 31, 2003, a total of two applications, Star Exceed™, and dwango Racing™, were published on Verizon Wireless and three applications, Star Exceed™, Star Diversion™ and dwango Racing™, were published on AT&T Wireless. All of our revenues for 2003 were derived from games licensed by us from Dwango Japan.

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

This increase in general and administrative expenses is due to our increased operations. We hired new employees in development and administration and these payroll related costs account for $1,317,000 of the increase. Further, we incurred increased legal and professional fees of $648,000 as a result of increased contract negotiations with mobile phone carriers as well as costs associated with the acquisition of Dwango North America, Inc. and increased legal and auditing fees related to being a public company and in preparation for the filing of a registration statement in January 2004. We anticipate that general and administrative expenses will continue to increase as we expand our business as contemplated.

Interest Expense. During the year ended December 31, 2003, we incurred interest expense of $564,000. For the year ended December 31, 2002, interest expense was $57,000. This increase in interest expense is directly attributable to the issuance in 2003 of 8% senior convertible notes due 2006 to finance operations and the related amortization of debt discount.

Net Loss. Our net loss for the year ended December 31, 2003 was $4,650,000. Our net loss for the year ended December 31, 2002 was $1,270,000. The increase in our net loss was due to our increased expenses, reflecting increased activities, without a commensurate increased in revenues.

Liquidity and Capital Resources

As of December 31, 2003, we had a cash balance of $0 and a negative working capital position of $1,498,000. At August 4, 2004, we had a cash balance of $257,000. We anticipate that such funds will finance our operations through August 31, 2004. If further funding is not obtained by such date, we may be required to curtail or cease operations.

We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. In September 2003, we completed a $2,500,000 financing of 8% senior convertible notes due 2006 and warrants to purchase 2,086,037 shares of our common stock.

The notes are convertible and the warrants are exercisable at $1.20 per share. The notes are due, and the warrants expire, on September 15, 2006.

From October through December, 2003, to fund operations, two individuals (the former chairman of our company and an outside director of our company) advanced our company $392,000 and $50,000, respectively. In January 2004, our chairman and the outside director that advanced funds to our company converted such advances into 326,927 and 41,667 shares of our common stock, respectively, and warrants to purchase 326,927 and 41,667 shares of our common stock, respectively, exercisable at $1.20 per share.

In December 2003, we completed a private placement pursuant to which we sold 250,000 shares of common stock and four-year warrants to purchase 250,000 shares of common stock with an exercise price of $1.20 per share to Alexandra Global Master Fund Ltd. for $300,000.

In January 2004 we completed a private placement pursuant to which we sold to Alexandra Global Master Fund Ltd. a 9% senior convertible note due 2007 in the principal amount of $1,700,000 and four-year warrants to purchase 708,333 shares of common stock for an aggregate purchase price of $1,700,000. The notes are convertible, and the warrants are exercisable, at $1.20 per share.

In March 2004, we completed a private placement with Alexandra Global Master Fund Ltd. pursuant to which we sold to such investor a 9% senior convertible note due 2007 in the principal amount of $2,300,000 and four-year warrants to purchase 958,333 shares of common stock for an aggregate purchase price of $2,300,000. The notes are convertible, and the warrants are exercisable, at $1.20 per share.

In March 2004, we entered into a License Agreement with Rolling Stone, LLC and RealNetworks, Inc. setting forth the terms and conditions under which we would develop and distribute mobile entertainment featuring the Rolling Stone brand. As per the agreement, we paid a $750,000 advance royalty fee and are committed to quarterly minimum royalty payments of $250,000 beginning September 30, 2004 for the five subsequent quarters thereafter. In addition, we agreed to advertise with Rolling Stone for a minimum of $125,000 per quarter for the duration of the agreement. Pursuant to our agreement with ESPN, we have guaranteed that ESPN will make $50,000 in net revenue over the course of the agreement and have agreed to provide minimum marketing support for the Bassmaster game, to be developed in accordance with the agreement, in the amount of $50,000.

In June 2004, we completed a private placement with Alexandra Global Master Fund Ltd. pursuant to which we sold to such investor 250 shares of our series A convertible preferred stock initially convertible into 208,333 shares of our common stock and four-year warrants to purchase 208,333 shares of common stock for an aggregate purchase price of $250,000. In July 2004, we sold to Alexandra an additional 500 shares of our series A convertible preferred stock initially convertible into 416,667 shares of our common stock and four year warrants to purchase 416,667 shares of our common stock for an aggregate purchase price of $500,000. In August 2004, we sold to Alexandra an additional 500 shares of our series A convertible preferred stock initially convertible into 416,667 shares of our common stock and four year warrants to purchase 416,667 shares of our common stock for an aggregate purchase price of $500,000. The preferred stock issued in each such transaction is convertible, and the warrants are exercisable, at $1.20 per share. Alexandra has not committed to provide any future funding to our company, although it may elect to do so in its sole discretion.

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

In January 2004, our board of directors decided to close our Houston office and perform executive and administrative functions from our Seattle office. If the office is sublet at a rate comparable to the lease rate, this decision will save our company approximately $69,000 per year.

During the year ended December 31, 2003, net cash used in operating activities totaled $2,883,000. During the year ended December 31, 2002, net cash used in operating activities totaled $1,009,000. This 186% increase is due in large part to the hiring of additional employees in development and administration. These payroll related costs account for $1,198,000 of the increase. Further, we incurred increased legal and professional fees of $501,000 as a result of increased contract negotiations with mobile phone carriers, the acquisitions of Dwango North America,

Inc. and Over-the-Air Wireless, Inc., and legal and auditing fees related to being a public company and related to the filing of the registration statement of which this prospectus forms a part.

During the year ended December 31, 2003, cash used in investing activities totaled $188,000. During the year ended December 31, 2002, cash used in investing activities totaled $116,000. This 62% increase in investing activities is primarily related to purchases of computer workstations and servers.

During the year ended December 31, 2003, net cash provided by financing activities totaled $2,778,000. During year ended December 31, 2002, net cash provided by financing activities totaled $1,312,000. This 112% increase is due to additional financings consummated by us that were necessary to fund our ongoing operations.

The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, which anticipates a significant expansion of operations, we expect that this will require approximately $9,000,000 in additional funding within the next 12 months to complete the rollout of our operations in North America. If less than $9,000,000 is raised, we will reduce the scope of our intended activities.

The following table summarizes, as of December 31, 2003, our obligations and commitments to make future payments under debt and operating leases:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	After 3-Years
Long-Term Debt	$2,500,000	$—	$2,500,000	$—
Operating Leases	314,000	134,000	180,000	—

Total	$2,814,000	$134,000	$2,680,000	$—

Our outstanding long-term debt as of December 31, 2003 consists of $2,500,000 Senior Convertible Promissory Notes bearing interest at the rate of 8% per annum. The principal balance of these notes, together with all interest accrued thereon, is due and payable on September 15, 2006.

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

        Software Development Costs

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

        Revenue Recognition

Revenue from wireless applications is recognized in the month in which delivery and acceptance by the end-user as a purchase occurs. Our company identifies such delivery and acceptance and therefore revenue is accrued upon the occurrence of a download of an application. Both persuasive evidence of an arrangement occurs and delivery and acceptance occur when the carrier is notified of the end-user transaction and they place a charge on the end-user’s bill. The carrier reports to our company the product and dollar amount of revenue earned by our company which establishes that delivery and performance have occurred. The carriers report to our company provides evidence of collectibility and subsequent to the issuance of the carrier reports, the carrier remits the agreed upon price for each download.

        Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dwango North America Corp. and its wholly owned subsidiary Dwango North America, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Item 7. Financial Statements

The financial statements begin on page F-1 of this Form 10-KSB/A.

Item 13. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a)	Exhibits

Number	Description

2	Agreement and Plan of Reorganization, dated September 19, 2003, among Woodland Hatchery, Inc., Dwango North America, Inc. and the securityholders of Dwango listed therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.1	Articles of Incorporation, as amended to date (incorporated by reference to Exhibits 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 6, 2001 and Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.2	Bylaws of the Registrant (as amended through December 30, 2003) (incorporated by reference to Exhibit 2 the Form 8-A filed with the Securities and Exchange Commission on December 30, 2003)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3 the Form 8-A filed with the Securities and Exchange Commission on December 30, 2003)

4.2	Form of 8% Senior Convertible Promissory Note due 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.3	9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.4	Form of Warrants to purchase 41,722 shares of common stock issued in August 2002 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.5	Form of Warrants to purchase an aggregate of 83,444 shares of common stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.6	Form of Warrants to purchase an aggregate of 2,086,037 shares of common stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.7*	Form of Warrants to purchase an aggregate of 417,208 shares of common stock issued to HCFP/Brenner Securities, LLC and RG Securities, LLC for acting as placement agent in connection with the September 2003 private placement

4.8	Form of Warrants to purchase an aggregate of 250,000 shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.9*	Form of Warrants to purchase an aggregate of 272,784 shares of common stock issued to HCFP Brenner Securities and RG Securities, LLC

4.10	Warrant to purchase 708,333 shares of common stock issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.11*	Form of Registration Rights Agreement relating to 834,465 shares of common stock and 83,444 shares of common stock underlying warrants issued by the registrant in October 2002.

4.12*	Form of Registration Rights Agreement, issued by the registrant in September 2003, relating to 2,086,037 shares of common stock underlying 8% senior convertible notes due 2006 and 2,086,037 shares of common stock underlying warrants issued by the registrant in offering completed in September 2003

4.13	Registration Rights Agreement, dated February 4, 2004, among Dwango North America Corp. and the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

4.14	9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.15	Warrant to purchase 958,333 shares of common stock issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.1*	2003 Equity Incentive Plan

10.2*	Office Lease Agreement, dated April 25, 2002, by and between Queen Anne Square, LLC and Dwango North America Inc.

10.3*	Office Lease Agreement, dated November 2002, between San Felipe Plaza, Ltd. and Dwango North America, Inc., as amended

10.3	Bridge Agreement, dated December 12, 2003, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.4	Note Purchase Agreement, dated January 8, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.5	Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Robert E. Huntley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.6	Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Paul Eibeler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K(Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.7	Agreement and Plan of Merger, dated as of February 4, 2004, among Dwango North America Corp., OTA Acquisition Corp., Over-the-Air Wireless, Inc., and the stockholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.8	Note Purchase Agreement, dated March 19, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.9	Form of Employment Agreement between Dwango North America Corp. and each of Rick Hennessey, David Adams, and Alexander U. Conrad (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.10	Form of Assignment of Inventions Agreement between Dwango North America Corp. and each of the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.11*	Software License Agreement between ALLTEL Communications Inc. and Dwango North America Inc. executed December 19, 2003

10.12*#	Direct Bill Services Agreement between Cingular Wireless LLC and Dwango North America, Inc. executed on January 9, 2004

10.13*#	Software Distribution Agreement between Motorola, Inc. and Dwango North America, Inc. executed September 24, 2003

10.14*#	License and Revenue Sharing Agreement between NEC America, Inc. and Dwango North America, Inc. effective January 1, 2003

10.15*#	Java Wireless Applications Agreement between T-Mobile USA, Inc. and Dwango North America, Inc. effective as of September 3, 2003

10.16*	Brew Application License Agreement between Cellco Partnership d/b/a Verizon Wireless and Dwango North America Inc. Submitted via click through web interface on October 11, 2002

10.17*	Brew Pricing Terms and Carrier Agreement between Qualcomm Incorporated and Dwango North America, Inc. Submitted via click through on May 21, 2002

10.18*	Amendment No. 1 to Brew Developer Agreement between Qualcomm Incorporated and Dwango North America, Inc. effective as of May 17, 2002

10.19*	Mobile Channel Agreement between AT&T Wireless Services, Inc. and Dwango North America, Inc. effective as of September 26, 2002

10.20*#	Addendum to Mobile Channel Agreement Digital Goods Electronic Wallet between AT&T Wireless Services, Inc. and Dwango North America, Inc. dated September 26, 2002

10.21*	Letter agreement dated January 8, 2004 with Alexandra Global Master Fund Ltd.

10.22*	Marilyn Miller notes and extension (need doc from Mullins)

10.23*	License Agreement dated October 29, 2003, between Dwango North America, Inc. and Enorbus Technologies

10.24*	Technology License Agreement dated August 14, 2002, between Dwango North America, Inc. and Dwango Co. Ltd.

10.25*	Trademarks License Agreement between Dwango company, Ltd. And Dwango North America, Inc. effective as of August 14, 2002

10.26*	Letter agreement dated March 19, 2004 with Alexandra Global Master Fund Ltd.

14*	Code of Ethics

21*	Subsidiary:

Dwango North America, Inc. is a Texas corporation

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed
#	Requested confidential treatment

Item 13(b) Reports on Form 8-K

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

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2003	F-3

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2003, 2002, and for the period from November 20, 2000 (inception) to December 31, 2003	F-4

Consolidated Statements of Changes in Shareholders Equity (Deficit) for the Fiscal Years Ended December 31, 2003, 2002, and for the period from November 20, 2000 (inception) to December 31, 2003	F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2003, 2002, and for the period from November 20, 2000 (inception) to December 31, 2003	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dwango North America Corp.

We have audited the accompanying balance sheet of Dwango North America Corp. and subsidiary (the “Company”), a development stage company, as of December 31, 2003, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2003 and 2002 and for the period from November 20, 2000 (inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Dwango North America Corp. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and for the period from November 20, 2000 (inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

/s/ Eisner LLP

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

$699,000

See notes to consolidated financial statements

Dwango North America Corp. and Subsidiary

(a development stage company)

Statements of Operations

	Year Ended December 31,		Period From November 20, 2000 (Inception) to December 31,
	2003	2002	2003
Revenue	$22,000		$22,000

Expenses:
Research and development	181,000		181,000
Selling, general and administrative	3,927,000	$1,213,000	5,337,000

Operating loss	(4,086,000)	(1,213,000)	(5,496,000)
Interest expense, net of interest income	564,000	57,000	631,000

Net loss	$(4,650,000)	$(1,270,000)	$(6,127,000)

Common share data:
Basic and diluted loss per share	$(0.92)	$(0.33)

Weighted average number of basic and diluted common shares outstanding	5,077,987	3,861,754

See notes to consolidated financial statements.

Dwango North America Corp. and Subsidiary

(a development stage company)

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During The Development Stage	Total
	Number of Shares	Amount
Shares issued in connection with the formation of the Company, November 20, 2000, adjusted to reflect the recapitalization	3,408,000	$4,000			$4,000
Net loss for the year ended December 31, 2000				$(1,000)	(1,000)

Balance at December 31, 2000	3,408,000	4,000		(1,000)	3,000
Capital contribution by majority stockholder in 2001			$61,000		61,000
Sale of stock, December 27, 2001	125,000		100,000		100,000
Net loss for the year ended December 31, 2001				(206,000)	(206,000)

Balance at December 31, 2001	3,533,000	4,000	161,000	(207,000)	(42,000)
Common stock issued in payment for rent, June 1, 2002	45,000		54,000		54,000
Conversion of note payable, August 14, 2002	85,000		103,000		103,000
Warrant issued in connection with note payable			46,000		46,000
Sale of stock, August 14, 2002	335,000		370,000		370,000
Capital contribution by majority stockholder, August 14, 2002			57,000		57,000
Exercise of stock options, September 20, 2002	8,000		6,000		6,000
Common stock issued in October 2002, in connection with private financing, net	835,000	1,000	776,000		777,000
Net loss for the year ended December 31, 2002				(1,270,000)	(1,270,000)

Balance at December 31, 2002	4,841,000	5,000	1,573,000	(1,477,000)	101,000
Warrants issued in connection with notes Payable, and debt discount			2,059,000		2,059,000
Conversion of note payable to common stock, July 7, 2003	83,000		100,000		100,000
Stock issued in connection with employment Agreements	39,000		48,000		48,000
Options granted to consultant/director			198,000		198,000
Options granted to employee			25,000		25,000
Reverse merger stock issuance, September 29, 2003	660,000
Common stock and warrants issued, December 15, 2003	250,000		276,000		276,000
Net loss for the year ended December 31, 2003				(4,650,000)	(4,650,000)

Balance at December 31, 2003	5,873,000	$5,000	$4,279,000	$(6,127,000)	$(1,843,000)

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

See notes to consolidated financial statements

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Consolidated Financial Statements December 31, 2003 and 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our content is sold for a download fee. The download fee model is based on a single fee per downloaded application or bundle of applications. Download fees are assessed on a per download basis for each game or bundle of games downloaded to a consumer’s wireless handset. Ringtones and other features operate on the same basis. Some of the download features will have expirations based on time. In some cases, the Company is able to pre-load its content on manufacturer’s handset. In that case, revenue is only earned when that content is activated and a fee is paid to the wireless carrier which supports the handset. Revenue from content/wireless applications is recognized in the month in which delivery and acceptance by the end-user

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Consolidated Financial Statements December 31, 2003 and 2002

occurs. Our company identifies such delivery and acceptance and therefore revenue is accrued upon the occurrence of a download of an application. Both persuasive evidence of an arrangement occurs and delivery and acceptance occur when the carrier is notified of the end-user transaction and they place a charge on the end-user’s bill. The carrier reports to our company the product and dollar amount of revenue earned by our company which establishes that delivery and performance have occurred. The carriers report to our company provides evidence of collectibility and subsequent to the issuance of the carrier reports, the carrier remits the agreed upon price for each download.

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

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Consolidated Financial Statements December 31, 2003 and 2002

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

The Company accounts for stock-based employee and directors compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which was released in December 2002 as an amendment of SFAS No. 123.

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

The per share weighted average fair value of stock options granted during 2003 and 2002 were $1.10 and $0.96, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 3.2%-4.9%, volatility of 44%-90%, dividend yield of 0% and expected lives of three to six years.

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

Notes to the Consolidated Financial Statements December 31, 2003 and 2002

[11]	Concentration of credit risk:

The Company maintains a portion of its cash balances in accounts which at times exceed the federally insured limits.

[12]	Valuation of long-lived assets:

Long-lived assets such as property, equipment and intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount.

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

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Consolidated Financial Statements December 31, 2003 and 2002

NOTE B—FIXED ASSETS

Fixed assets consist of the following:

	Estimated Useful Lives	Year Ended December 31, 2003
Furniture and fixtures	7 years	$38,000
Computer and office equipment	3 years	227,000

		265,000
Less: accumulated depreciation and amortization		90,000

		$175,000

NOTE C—DEBT

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

On July 10, 2002, the Company issued a convertible promissory note to Dwango Japan for $100,000, with interest at 4% per year, which was due on July 31, 2003. The note could be converted, at the option of the holder, into 83,444 shares of common stock based on the fair value of the stock at the time of borrowing. On July 7, 2003, Dwango Japan converted its $100,000 convertible promissory note into 83,444 shares of common stock. For the year ended December 31, 2003, and 2002 the interest expense on the note was approximately $1,000 and $2,000 respectively.

During the year ended December 31, 2003, Dwango issued Senior Subordinated Convertible Promissory Notes totaling $2,500,000. In connection with the issuance of the notes, the Company also issued warrants to the note holders to purchase 2,083,333 shares of common stock, exercisable at $1.20 per share until September 15, 2006. The fair value of the warrants was 920,000, utilizing the Black Scholes option-pricing model with the following assumption: 90% volatility, three-year expected life, risk-free interest rate of 4% and a dividend yield ratio of 0%. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value based method. The proceeds allocated to the warrants of $920,000 was recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $920,000 is being amortized over the life of the convertible notes. Upon the conversion of the notes into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The notes bear interest at 8% and are convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the promissory notes and the related accrued interest are due on September 15, 2006. The notes may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable. In connection with the sale of these notes, the Company incurred an aggregate of $689,000 in costs consisting of: placement agent fees of approximately $291,000 and warrants to the placement agent to purchase 417,208 shares of common stock at $1.20 per share that expire in September 2006, valued at $291,000. The warrants were valued by utilizing the Black Scholes option-pricing model with the following assumptions: 90% volatility, five-year expected life, risk-free interest rate of 4% and a dividend yield of 0%,; legal expenses of approximately $82,000; and other costs of approximately $26,000. These warrants remain unexercised as of December 31, 2003. Of the aggregate costs, $550,000 has been allocated as deferred financing costs, to be amortized over 40 months, or earlier if converted into common stock, and the remaining $139,000 of costs has been attributable to additional paid-in capital. For the year ended December 31, 2003, interest expense and amortizing of deferred financing costs on these notes were approximately $90,000 and $75,000, respectively.

NOTE D—OTHER RELATED PARTY TRANSACTIONS

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Consolidated Financial Statements December 31, 2003 and 2002

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

NOTE E—COMMITMENTS AND CONTINGENCIES

Operating leases:

The Company leases office space in Seattle, Washington, through April 30, 2005. In December 2002, the Company entered into a lease for office space in Houston, Texas, which expires on January 31, 2006. In October 2003, the Company amended the Texas lease, which effectively cancelled the old lease. The new lease expires in September 2006. In August 2003, the Company entered into a lease for temporary residence for the Chairman, which expired on March 31, 2004. In June 2003, the Company entered into a lease for a game studio in San Francisco, California. The lease was due to expire on May 31, 2004. In April 2004, this lease was extended until September of 2004.

Total future minimum lease payments under these lease agreements are as follows:

Year Ending December 31,	Amount
2004	$134,000
2005	111,000
2006	69,000

$314,000

NOTE F—STOCKHOLDERS’ EQUITY (DEFICIT)

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

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Consolidated Financial Statements December 31, 2003 and 2002

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

On April 1, 2002, the Company established an Equity Incentive Plan (the “Original Plan”) under which stock options may be granted. The Original Plan was replaced by an Equity Incentive Plan on September 29, 2003 (the “Plan”) in connection with the reverse acquisition of Woodland. Options under the Original Plan were replaced with comparable options under the Plan. A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. The Plan is administered by the Board of Directors, which determines the individuals to whom the options shall be granted, as well as the terms and conditions of each option grant, the option price and the duration of each option.

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

Notes to the Consolidated Financial Statements December 31, 2003 and 2002

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

NOTE G—INCOME TAXES

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

NOTE H—SUBSEQUENT EVENTS

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

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Consolidated Financial Statements December 31, 2003 and 2002

On January 8, 2004, the Company issued to Alexandra Global Master Fund Ltd. warrants to purchase 125,000 shares of common stock pursuant to the Bridge Agreement between the Company and Alexandra dated December 12, 2003.

On February 4, 2004, the Company entered into a transaction with Over-the-Air Wireless, Inc. whereby the Company purchased intangibles in exchange for 681,200 shares of common stock with an appraised value of approximately $.78 per share ($530,000 in the aggregate). The assets acquired consisted of software which the Company can use to download its games and its ringtones, valued at $440,000, and covenants not-to-compete valued at $90,000. The software will be amortized over three years and the covenants not-to-compete will be amortized over their two-year terms. The Company also entered into employment agreements with three former key employees of Over-the-Air Wireless.

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

Dwango North America Corp. and Subsidiary

(a development stage company)

Notes to the Consolidated Financial Statements December 31, 2003 and 2002

warrants was $464,000 utilizing the Black Scholes option-pricing model with the following assumptions: 101% volatility, four-year expected life, risk-free interest rate of 3.02% and a dividend yield of 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DWANGO NORTH AMERICA CORP.

Date:	August 12, 2004	By:	/s/ Rick J. Hennessey

Rick J. Hennessey, Chief Executive Officer
(principal executive officer)

DWANGO NORTH AMERICA CORP.

Date:	August 12, 2004	By:	/s/ J. Paul Quinn

J. Paul Quinn, Chief Financial Officer
(principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rick J. Hennessey Rick J. Hennessey	Director	August 12, 2004

/s/ Alexander U. Conrad Alexander U. Conrad	Director	August 12, 2004

L. Derrick Ashcroft	Director

/s/ Vishal Bhutani Vishal Bhutani	Director	August 12, 2004

Paul Eibeler	Director

/s/ James Scibelli James Scibelli	Director	August 12, 2004

EXHIBIT INDEX

Number	Description

2	Agreement and Plan of Reorganization, dated September 19, 2003, among Woodland Hatchery, Inc., Dwango North America, Inc. and the securityholders of Dwango listed therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.1	Articles of Incorporation, as amended to date (incorporated by reference to Exhibits 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 6, 2001 and Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.2	Bylaws of the Registrant (as amended through December 30, 2003) (incorporated by reference to Exhibit 2 the Form 8-A filed with the Securities and Exchange Commission on December 30, 2003)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3 the Form 8-A filed with the Securities and Exchange Commission on December 30, 2003)

4.2	Form of 8% Senior Convertible Promissory Note due 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.3	9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.4	Form of Warrants to purchase 41,722 shares of common stock issued in August 2002 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.5	Form of Warrants to purchase an aggregate of 83,444 shares of common stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.6	Form of Warrants to purchase an aggregate of 2,086,037 shares of common stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.7*	Form of Warrants to purchase an aggregate of 417,208 shares of common stock issued to HCFP/Brenner Securities, LLC and RG Securities, LLC for acting as placement agent in connection with the September 2003 private placement.

4.8	Form of Warrants to purchase an aggregate of 250,000 shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.9*	Form of Warrants to purchase an aggregate of 272,784 shares of common stock issued to HCFP Brenner Securities and RG Securities, LLC

4.10	Warrant to purchase 708,333 shares of common stock issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.11*	Form of Registration Rights Agreement relating to 834,465 shares of common stock and 83,444 shares of common stock underlying warrants issued by the registrant in October 2002

4.12*	Form of Registration Rights Agreement, issued by the registrant in September 2003, relating to 2,086,037 shares of common stock underlying 8% senior convertible notes due 2006 and 2,086,037 shares of common stock underlying warrants issued by the registrant in offering completed in September 2003

4.13	Registration Rights Agreement, dated February 4, 2004, among Dwango North America Corp. and the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

4.14	9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.15	Warrant to purchase 958,333 shares of common stock issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.1*	2003 Equity Incentive Plan

10.2*	Office Lease Agreement, dated April 25, 2002, by and between Queen Anne Square, LLC and Dwango North America Inc.

10.3*	Office Lease Agreement, dated November 2002, between San Felipe Plaza, Ltd. and Dwango North America, Inc., as amended

10.3	Bridge Agreement, dated December 12, 2003, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.4	Note Purchase Agreement, dated January 8, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.5	Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Robert E. Huntley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.6	Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Paul Eibeler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K(Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.7	Agreement and Plan of Merger, dated as of February 4, 2004, among Dwango North America Corp., OTA Acquisition Corp., Over-the-Air Wireless, Inc., and the stockholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.8	Note Purchase Agreement, dated March 19, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.9	Form of Employment Agreement between Dwango North America Corp. and each of Rick Hennessey, David Adams, and Alexander U. Conrad (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.10	Form of Assignment of Inventions Agreement between Dwango North America Corp. and each of the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.11*	Software License Agreement between ALLTEL Communications Inc. and Dwango North America Inc. executed December 19, 2003

10.12*#	Direct Bill Services Agreement between Cingular Wireless LLC and Dwango North America, Inc. executed on January 9, 2004

10.13*#	Software Distribution Agreement between Motorola, Inc. and Dwango North America, Inc. executed September 24, 2003

10.14*#	License and Revenue Sharing Agreement between NEC America, Inc. and Dwango North America, Inc. effective January 1, 2003

10.15*#	Java Wireless Applications Agreement between T-Mobile USA, Inc. and Dwango North America, Inc. effective as of September 3, 2003

10.16*	Brew Application License Agreement between Cellco Partnership d/b/a Verizon Wireless and Dwango North America Inc. Submitted via click through web interface on October 11, 2002

10.17*	Brew Pricing Terms and Carrier Agreement between Qualcomm Incorporated and Dwango North America, Inc. Submitted via click through on May 21, 2002

10.18*	Amendment No. 1 to Brew Developer Agreement between Qualcomm Incorporated and Dwango North America, Inc. effective as of May 17, 2002

10.19*	Mobile Channel Agreement between AT&T Wireless Services, Inc. and Dwango North America, Inc. effective as of September 26, 2002

10.20*#	Addendum to Mobile Channel Agreement Digital Goods Electronic Wallet between AT&T Wireless Services, Inc. and Dwango North America, Inc. dated September 26, 2002

10.21*	Letter agreement dated January 8, 2004 with Alexandra Global Master Fund Ltd.

10.22*	Marilyn Miller notes and extension (need doc from Mullins)

10.23*	License Agreement dated October 29, 2003, between Dwango North America, Inc. and Enorbus Technologies

10.24*	Technology License Agreement dated August 14, 2002, between Dwango North America, Inc. and Dwango Co. Ltd.

10.25*	Trademarks License Agreement between Dwango company, Ltd. And Dwango North America, Inc. effective as of August 14, 2002

10.26*	Letter agreement dated March 19, 2004 with Alexandra Global Master Fund Ltd.

14*	Code of Ethics

21*	Subsidiary:

Dwango North America, Inc. is a Texas corporation

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed
#	Requested confidential treatment