Form 10QSB
period 2004-06-30
DWANGO NORTH AMERICA CORP
filed 2004-08-20
CIK 1158134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number: 000-50533

DWANGO NORTH AMERICA CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	84-1407365
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 WEST MERCER STREET SUITE 501 SEATTLE, WA 98119

(Address of principal executive offices)

206-286-1440

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,063,951 as of August 5, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dwango North America Corp. and Subsidiaries

(a development stage company)

Balance Sheet

June 30, 2004

(unaudited)
ASSETS
Current Assets:
Cash	$4,000
Prepaid Royalties	696,000
Prepaid expenses	124,000
Other current assets	22,000
Accounts Receivable	173,000

Total current assets	1,019,000

Fixed assets, (net)	162,000
Deferred acquisition costs	—
Deferred financing costs	970,000
Intangibles, net	450,000
Prepaid Royalties	390,000

$2,991,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$661,000

Total current liabilities	661,000
Long-Term Liabilities:
Senior convertible notes payable, net of debt discount of $3,049,000	3,451,000
Accrued interest - senior convertible notes	214,000

Total Liabilities	4,326,000

Series A redeemable convertible preferred stock, $.001 par value; 10,000,000 shares authorized; issued and outstanding 250 shares; includes accrued dividends of $1,000 and net of stock issuance costs of $141,000 and deferred financing cost of $37,000	74,000

Stockholders’ deficit:
Common stock, $.001 par value; 50,000,000 shares authorized; issued and outstanding 7,064,000 shares	6,000
Additional paid-in capital	8,367,000
Deficit accumulated during development stage	(9,782,000)

Total stockholders’ deficit	(1,409,000)

$2,991,000

See notes to the condensed consolidated financial statements

Dwango North America Corp. and Subsidiaries

(a development stage company)

Statement of Operations

(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		Period From November 20, 2000 (Inception) to June 30, 2004
	2004	2003	2004	2003
Revenue	$177,000	$5,000	$237,000	$6,000	$259,000
Cost of Sales	87,000		87,000		87,000

Gross Profit	90,000		150,000		172,000

Expenses:
Research and Development	561,000		920,000		1,101,000
General and administrative	1,022,000	688,000	1,911,000	1,199,000	7,248,000

Operating loss	(1,493,000)	(683,000)	(2,681,000)	(1,193,000)	(8,177,000)
Interest expense, including amortization of debt issuance cost and net of interest income	549,000	57,000	968,000	60,000	1,599,000

Net loss	(2,042,000)	(740,000)	(3,649,000)	(1,253,000)	(9,776,000)

Accretion of Series A redeemable preferred stock obligations	(6,000)	—	(6,000)	—	(6,000)

Net loss attributable to common stockholders	$(2,048,000)	$(740,000)	$(3,655,000)	$(1,253,000)	$(9,782,000)

Common share data:
Basic and diluted loss per share	$(0.29)	$(0.15)	$(0.54)	$(0.26)

Weighted average number of basic and diluted common shares outstanding	6,981,000	4,840,000	6,745,000	4,840,000

See notes to the condensed consolidated financial statements

Dwango North America Corp. and Subsidiaries

(a development stage company)

Statement of Stockholders Deficit

	Common Stock $.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Number of Shares	Amount
Shares issued in connection with the formation of the Company, November 20, 2000	3,408,000	$4,000			$4,000
Net loss for the year ended December 31, 2000				$(1,000)	(1,000)

Balance at December 31, 2000	3,408,000	4,000		(1,000)	3,000
Capital contribution by majority stockholder in 2001			$61,000		61,000
Sale of stock, December 27, 2001	125,000		100,000		100,000
Net loss for the year ended December 31, 2001				(206,000)	(206,000)

Balance at December 31, 2001	3,533,000	4,000	161,000	(207,000)	(42,000)
Common stock issued in payment for rent, June 1, 2002	45,000		54,000		54,000
Conversion of note payable, August 14, 2002	85,000		103,000		103,000
Warrant issued in connection with note payable			46,000		46,000
Sale of stock, August 14, 2002	335,000		370,000		370,000
Capital contribution by majority stockholder, August 14, 2002			57,000		57,000
Exercise of stock options, September 20, 2002	8,000		6,000		6,000
Common stock issued in October 2002, in connection with private financing, net	835,000	1,000	776,000		777,000
Net loss for the year ended December 31, 2002				(1,270,000)	(1,270,000)

Balance at December 31, 2002	4,841,000	5,000	1,573,000	(1,477,000)	101,000

Warrants issued in connection with notes payable, net			2,059,000		2,059,000
Conversion of note payable from related party, July 7, 2003	83,000		100,000		100,000
Common stock issued in acquisition of SOMA Games	39,000		48,000		48,000
Options granted to consultant/director			198,000		198,000
Options granted to employee			25,000		25,000
Reverse merger stock issuance, September 29, 2003	660,000
Purchase of 250,000 shares of stock December 15, 2003	250,000		276,000		276,000
Net loss for the nine-month period ended December 31, 2003			—	(4,650,000)	(4,650,000)

Balance at December 31, 2003	5,873,000	5,000	4,279,000	(6,127,000)	(1,843,000)

Conversion of cash advance from related party	369,000		442,000		442,000
Common stock issued in connection with purchase of software and covenants not to compete	681,000	1,000	529,000		530,000
Stock issued in connection with employment agreements	2,000		3,000		3,000
Warrants issued in connection with notes payable			2,269,000		2,269,000
Warrants issued in connection with brand licensing agreement			440,000		440,000
Common stock issued in connection with fees for investor relations services	50,000	—	68,000		68,000
Common stock issued in payment of interest on senior convertible notes	89,000	—	116,000		116,000
Warrants issued in connection with preferred stock and stock issuance cost			150,000		150,000
Warrants issued to investment bankers for fund raising services			71,000		71,000
Preferred stock issued in connection with private financing					—
Net Loss for the six month period ended June 30, 2004				(3,655,000)	(3,655,000)

Balance at June 30, 2004 (unaudited)	7,064,000	$6,000	$8,367,000	$(9,782,000)	$(1,409,000)

See notes to the condensed consolidated financial statements

Dwango North America Corp. and Subsidiaries

(a development stage company)

Statement of Cash Flows

(Unaudited)

	Sixth-Month Period Ended June 30,		Period From November 20, 2000 (Inception) to June 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(3,655,000)	$(1,253,000)	$(9,782,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	45,000	20,000	135,000
Common stock issued for rent		17,000	54,000
Common stock issued as compensation	3,000		51,000
Option issued to consultant/director			198,000
Options granted to employee			25,000
Amortization of Series A issuance cost	4,000		4,000
Amortization of debt discount	554,000	43,000	945,000
Amortization of intangible assets	80,000		80,000
Deferred financing cost	176,000	12,000	301,000
Changes in:
Accounts Receivable	(164,000)		(173,000)
Prepaid expenses	(704,000)	(2,000)	(704,000)
Other assets	(3,000)	3,000	(23,000)
Accounts payable and accrued expenses	(422,000)	349,000	671,000
Accrued Interest	241,000		331,000

Net cash used in operating activities	(3,845,000)	(811,000)	(7,887,000)

Cash flows from investing activities:
Deferred acquisition cost	39,000	(47,000)	—
Purchase of fixed assets	(32,000)	(41,000)	(297,000)

Net cash provided by (used in) investing activities	7,000	(88,000)	(297,000)

Cash flows from financing activities:
Cash Overdraft	(2,000)		—
Proceeds from line of credit		50,000	150,000
Repayment of line of credit			(150,000)
Proceeds from loan			54,000
Warrant issued in connection with note payable			46,000
Proceeds from related party loan			200,000
Repayment of related party loan			(50,000)
Proceeds from issuance of notes payable with warrants	4,000,000	1,050,000	6,500,000
Financing cost in connection with convertible notes	(375,000)	(302,000)	(817,000)
Financing cost in connection with preferred stock	(32,000)		(32,000)
Proceeds from issuance of preferred stock and warrants	250,000		526,000
Accrued Dividend	1,000		1,000
Proceeds from related party advance			442,000
Proceeds from issuance of common stock, net of expenses			1,318,000

Net cash provided by financing activities	3,842,000	798,000	8,188,000

Net increase (decrease) in cash	4,000	(101,000)
Cash at beginning of period	—	$293,000	—

Cash at end of period	$4,000	$192,000	$4,000

Supplementary disclosure of cash flow information:
Interest paid	$2,000	$2,000	$7,000
Noncash transactions:
Conversion of debt to common stock	$442,000		$645,000
Costs attributable to issuance of convertible notes and warrants		$77,000	$77,000
Warrants issued as financing cost	$313,000		$603,000
Common stock issued in connection with fees for investor relations services	$68,000		$68,000
Warrants issued in connection with preferred stock and stock issuance cost	$150,000		$150,000
Warrants issued in connection with brand licensing agreement	$440,000		$440,000
Common stock issued for purchase of software	$440,000		$440,000
Common stock issued for covenant not to compete	$90,000		$90,000
Debt discount recorded for warrants issued with convertible notes	$2,028,000		$3,948,000
Common stock issued in payment of interest on senior convertible notes	$116,000		$116,000
Notes and accrued interest contributed as capital		$57,000	$57,000

See notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Note A – The Basis of Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Dwango North America Corp., formerly Woodland Hatchery, Inc. ( the “Company”) as of June 30, 2004, the results of its operations for the three-months and six-months ended June 30, 2004 and 2003, respectively and the period from November 20, 2000 (inception) to June 30, 2004 and cash flows for the six-month period ended June 30, 2004 and 2003, respectively and the period from November 20, 2000 (inception) to June 30, 2004. The results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, contemplating continuity of operations, and realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying financial statements do not include any adjustments relating to the recoverability of assets and the classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result from the Company’s inability to continue as a going concern. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB, as amended, filed with the Securities and Exchange Commission.

Note B – Loss per Share

The Company’s basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	June 30,
	2004	2003
	(unaudited)	(unaudited)
Options	4,736,000	1,435,000
Warrants	6,107,000	790,000
Convertible notes	5,419,000	542,000
Preferred stock	208,000	—

Total dilutive shares	16,470,000	2,767,000

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

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company’s net loss available to common stockholders and net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows:

					Period From November 20, 2000 (Inception) to June 30, 2004
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Net loss available to common stockholders	$(2,048,000)	$(740,000)	$(3,655,000)	$(1,253,000)	$(9,782,000)
Stock-based employee compensation included in the net loss, net of related tax effect	—	—	—	—	25,000
Stock-based employee compensation determined under the fair value based method	(285,000)	(69,000)	(631,000)	(69,000)	(1,379,000)

Pro forma net loss	$(2,333,000)	$(809,000)	$(4,286,000)	$(1,322,000)	$(11,136,000)

Net loss per share (basic and diluted):
As reported	$(0.29)	$(0.15)	$(0.54)	$(0.26)

Pro forma	$(0.33)	$(0.17)	$(0.64)	$(0.27)

Note D – OTHER RELATED PARTY TRANSACTIONS

From October through December 2003, Robert E. Huntley, and at that time chairman, president and chief executive officer, and Paul Eibeler, an outside director, advanced an aggregate of $392,000 and $50,000, respectively to the Company. In January, 2004, they elected to apply previously advanced funds of approximately $442,000, toward the purchase of an aggregate of 368,594 shares of our common stock ($1.20 per share) and warrants to purchase 368,594 shares of our common stock at an exercise price of $1.20 per share, in full satisfaction of the amounts previously advanced. The warrants have a term of four years.

Note E – Issuance of Senior Convertible Promissory Notes

During the six-month period ended June 30, 2004, the Company issued Senior Convertible Promissory Notes $1,700,000 and $2,300,000, respectively.

The $1,700,000 Note was issued to Alexandra Global Master Fund Ltd on January 8, 2004. In connection with the issuance of the note, the Company also issued warrants to the note holder to purchase 708,333 shares of common stock, exercisable at $1.20 per share until January 8, 2008. The fair value of the warrants was approximately $656,000 utilizing the Black Scholes option-pricing model with the following assumption: 88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible note and the warrants based on the relative fair values. The proceeds allocated to the warrants of $474,000 was recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $474,000 is being amortized over the life of the convertible note. Upon the conversion of the note into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The note bears interest at 9% and are convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the note and the related accrued interest are due on January 8, 2007. The note may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable and other conditions. In connection with the sale of this note, the Company incurred an aggregate of $379,000 in costs consisting of: placement agent fees of approximately $136,000 and warrants to the placement agent to purchase 212,500 shares of common stock at $1.20 per share that expire on January 7, 2009, valued at $197,000, legal expenses of approximately $45,000; and other costs of approximately $1,000. The warrants were valued by utilizing the Black Scholes option-pricing model with the following assumptions: 88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield of 0%. Of the aggregate costs, $328,000 has been allocated as deferred financing costs, to be amortized over 36 months or earlier if converted into common stock, and the remaining $51,000 of costs has been allocated to additional paid-in capital.

The $2,300,000 Note was issued to Alexandra Global Master Fund Ltd on March 19, 2004. In connection with the issuance of the note, the Company also issued warrants to the note holder to purchase 958,333 shares of common stock, exercisable at $1.20 per share until March 19, 2008. The fair value of the warrants was $706,000, utilizing the Black Scholes option-pricing model with the following assumption: 91% volatility, three-year expected life, risk-free interest rate of 1.97% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible note and the warrants based on the relative fair value based method. The proceeds allocated to the warrants of $ 540,000 were recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $ 540,000 is being amortized over the life of the note. Upon the conversion of the note into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The note bears interest at 9% and is convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the note and the related accrued interest are due on March 19, 2007. The note may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable and other conditions. In connection with the sale of this note, the Company incurred an aggregate of $339,000 in costs consisting of: placement agent fees of approximately $184,000, and warrants issued to the placement agent to purchase 191,666 shares of common stock at $1.20 per share that expire on March 19, 2009, valued at $141,000, legal expenses of approximately $13,000, and other costs of approximately $1,000. Of the aggregate costs, $292,000 has been allocated as deferred financing costs, to be amortized over 36 months or earlier if converted into common stock, and the remaining $47,000 of costs has been allocated to additional paid-in capital.

Note F – Series A Redeemable Convertible Preferred Stock

As of June 30, 2004, there were 250 shares of Series A convertible preferred stock (“Series A”) issued and outstanding. The material terms of the Series A are as follows:

Dividends. Holders of Series A are entitled to cumulative dividends at the rate of $120 per annum per share. Such dividends may be paid in cash or, at our company’s option and subject to certain limitations, accrued until the shares of Series A to which such dividends relate are redeemed or converted into shares of common stock.

Liquidation preference. Upon any liquidation, dissolution or winding up of the Company, the holders of Series A shall be entitled to payment of $1,000 per share plus an amount equal to any accrued and unpaid dividends, before any distribution is made to the holders of our common stock. If the assets to be distributed are insufficient to permit such payment, then the assets to be so distributed shall be distributed ratably among the holders of Series A.

Optional conversion. A holder of shares of Series A may convert any or all of such shares and all accrued and unpaid dividends thereon, at the holder’s option at any time, into shares of our common stock at the lower of $1.20 per share or any of the sales prices of the common stock in the subsequent offerings by the Company. To exercise such conversion rights, a holder must give the Company acceptable notice and the Company is then obligated to issue the number of shares of common stock into which the Series A is being converted within five trading days after the conversion notice is given.

Mandatory Redemption. The Company is required to redeem the outstanding Series A on June 14, 2007. The Company must give a redemption notice to each holder not less than 30 or more than 35 business days prior to June 14, 2007. On such redemption date, or such later date as a holder shall surrender the certificate for the Series A being redeemed, the Company must pay to each holder $1,000 per share plus the amount of any accrued but unpaid dividends.

Optional Redemption. Upon the occurrence of the following events, the holders of Series A have the right, at their option, to require our company to redeem all or part of their shares:

•	the consummation of a financing or financings pursuant to which we receive aggregate gross proceeds equal to or greater than $3,000,000;

•	our common stock ceases to be listed for trading on certain markets or exchanges;

•	certain defaults by our company;

•	any fundamental change, defined as: (i) a consolidation or merger with another entity in which the stockholders of our company do not collectively own 51% of the voting securities of the surviving corporation, or the sale of all or substantially all of our assets, (ii) a transaction in which all or substantially all of our common stock shall be exchanged for, converted into, or acquired for consideration which is not common stock which is listed on a national securities exchange or Nasdaq, or (iii) the acquisition by a person or entity of ownership of securities representing 50% or more of the combined voting power of the outstanding voting securities of our company;

•	certain material misrepresentations by our company;

•	certain bankruptcy events;

•	the entry of one or more final judgments against our company in an aggregate amount in excess of $500,000; and

•	the adoption of certain amendments to our company’s Articles of Incorporation that adversely affect the rights of any holder of shares of Series A.

Redemption Limitation. If we are restricted from redeeming the Series A by reason of a restriction contained in the Nevada General Corporation Law, the redemption date for such shares shall be extended to the date that is 30 days after the date on which we are no longer so restricted from redeeming the shares.

Anti-Dilution protection. The Series A is protected against dilution upon the occurrence of certain events, including but not limited to, sales of shares of common stock for less than fair market value or the then conversion price per share.

Voting Rights. Except as otherwise provided by law, the holders of Series A are not entitled to vote on any matter.

Note G – Subsequent Events

In July 2004, we sold to Alexandra Global Master Fund Ltd. additional 500 shares of our Series A initially convertible into 416,667 shares of our common stock and four year warrants to purchase 416,667 shares of our common stock for an aggregate purchase price of $500,000. The Series A is convertible, and the warrants are exercisable, at $1.20 per share. On June 14, 2007, any unconverted Series A must be redeemed for its stated value of $1,000 per share totaling $500,000 plus any unpaid dividends.

In August 2004, we sold to Alexandra Global Master Fund Ltd. additional 500 shares of our Series A initially convertible into 416,667 shares of our common stock and four year warrants to purchase 416,667 shares of our common stock for an aggregate purchase price of $500,000. The Series A is convertible, and the warrants are exercisable, at $1.20 per share. On June 14, 2007, any unconverted Series A must be redeemed for its stated value of $1,000 per share totaling $500,000 plus any unpaid dividends are to be paid in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We have recently expanded our business, including the acquisition of Over-the-Air Wireless, Inc., a company in the wireless ringtone business, and the hiring of additional employees. We have also recently commenced our ringtone downloading services. During the next twelve months, subject to the receipt of sufficient financing, we intend to continue expanding our business. To date, we have released two games that we have developed internally and have released eight games based upon technology we license from Dwango Japan. In addition, we have released four games that have been developed by third parties for us. We have two games currently under internal development. We plan to continue to develop and promote our own applications as well as applications based on the licensed technology and content from Dwango Japan and other third parties. In addition, as part of our expansion strategy, we intend to acquire businesses engaged in developing and marketing wireless technology and applications, including games and ringtones.

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

Our company has achieved $259,000 in revenues from inception through June 30, 2004 and is not profitable. We anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in our revenues from consumer acceptance and use of our games and ringtones and the number of wireless mobile carriers who agree to carry our games and ringtones. As of June 30, 2004, we had an accumulated deficit of $9,782,000. Our operating expenses are currently approximately $500,000 per month, approximately 50% of which is for payroll, 10% of which is for marketing, and 40% of which is for our general operations. Provided we raise the amount of financing we seek in a timely manner, we expect that our operating expenses will increase by approximately 10% per month over the next several months, especially in the areas of product development and marketing. We believe we can meet our cash requirements only through August 31, 2004. We will seek to raise up to $9,000,000 in additional financing during the next 12 months. The raising of $9,000,000 is expected to fund a significant expansion of our operations, including expanding our existing operational and development capacity. Additionally, we anticipate expanding our business development and product development teams. Additional investments in operational infrastructure would be made by us. These expanded teams would focus on increased product development activities for existing brands licensed by us, as well as on acquisition of new licenses for consumer brands appropriate for the mobile marketplace. Acquisitions are also planned. We plan to identify companies that offer complementary mobile entertainment infrastructure services, such as ring-back services or multi-player gaming networks. Additionally, we intend to seek to acquire other game studios and/or media development studios to boost our production capabilities. To the extent that less than $9,000,000 is raised, we will reduce the scope of our intended activities. We will need to generate a significant amount of increased revenues to achieve profitability. We cannot give you any assurance that we can achieve or sustain profitability or that our operating losses will not increase in the future.

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

1464251 Ontario Inc. has produced two titles for us to date, BurnRate and Blink.

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

RESULTS OF OPERATIONS

Revenue. During the three-month and six-month periods ended June 30, 2004, revenues were $177,000 and $237,000, respectively. During the comparable periods in 2003 the Company earned revenue of $5,000 and $6,000, respectively.

Revenues increased substantially in the quarter due to the launching of the Rolling Stone Ringtone service late in the quarter on AT&T Wireless, Cingular and Nextel. The Company also launched the ESPN Bassmaster game on Nextel during the quarter and continues to sell other wireless game applications on Nextel, Verizon and AT&T Wireless.

Research and Development Expense. During three-month and six-month periods ended June 30, 2004, the Company incurred research and development expenses totaling $561,000 and $920,000, respectively. These expenses consist principally of salaries and related expenses. During the comparable periods in 2003 the Company incurred no research and development expenses.

The increase in research and development expenses is driven primarily by the hiring of additional personnel to assist in the development of games and ringtones. R&D expenses are expected to continue to increase as the Company develops in house games and ringtones as an addition to our strategy of sourcing production from overseas developers as well as games and content from Dwango Japan.

General and Administrative Expense. During the three-month and six-month periods ended June 30, 2004, the Company incurred general and administrative expenses totaling $1,022,000 and $1,911,000, respectively. During the comparable period in 2003, the Company incurred general and administrative expenses totaling $688,000 and $1,199,000, respectively.

This increase in general and administrative expenses is due to the Company’s increased operations. The Company hired new employees in administration and incurred increased legal and accounting fees as a result of being a public company. The Company anticipates that such expenses will continue to increase as it expands its business as contemplated.

Interest Expense. During the three-month and six-month periods ended June 30, 2004, the Company incurred interest expense totaling $549,000 and $968,000, respectively. During the comparable period in 2003, the Company incurred interest expense of $57,000 and $60,000 respectively.

This increase in interest expense is directly attributable to the interest on Senior Subordinated Convertible Notes issued in 2003, Senior Subordinated Convertible Notes issued in first quarter 2004 and Preferred Stock issued in second quarter 2004, including the amortization of deferred financing cost and the beneficial conversion related to the debt.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004 the Company had a cash balance of $4,000 and working capital of $358,000. As a result of financings subsequent to June 30, 2004, the Company believes that it has sufficient funds to operate through the end of August 2004. The Company will need to raise additional capital before its funds are exhausted. There can be no assurance that any such funds will be available to the Company. If funds are not available on a timely basis, the Company may be forced to reduce or cease operations.

The Company has historically funded its operations primarily through the sale of its securities, including sales of common stock, convertible notes, preferred stock and warrants. In January 2004, the Company completed a $1,700,000 financing of a Senior Convertible Note and warrants. In March 2004, the Company completed a $2,300,000 financing of a Senior Convertible Note and warrants. In June 2004, the Company completed a $250,000 financing of Preferred Stock and warrants.

Subsequent to June 30, 2004, the Company raised an additional $1 million through the issuance of 1,000 shares of Series A, the Company anticipates that it will continue to issue equity securities as the primary source of liquidity until it generates positive cash flow from operations. Funding is currently being discussed with various investment groups. There can be no assurance that the necessary capital will be raised or that, if funds are raised, that it will be on favorable terms. Any future sales of securities to finance the Company will dilute existing shareholders’ ownership. Continuation as a going concern depends on the ability to obtain additional financing and ultimately to generate positive cash flow and attain profitability.

During the six-month period ended June 30, 2004, net cash used in operating activities totaled $3,845,000. During the comparable period in 2003, net cash used in operating activities totaled $811,000. The increase in operating activities is primarily related to prepaid royalties paid as a result of the License Agreement with Rolling Stone, LLC and RealNetworks and increased operating expenses.

During the six-month period ended June 30, 2004, cash inflows from investing activities totaled $7,000. During the comparable period in 2003, cash outflows from investing activities totaled $88,000.

During the six-month period ended June 30, 2004, cash inflows from financing activities totaled $3,842,000. During the comparable period in 2003, cash inflows from financing activities totaled $798,000. The increase in cash from financing activities is primarily from the three financings with Alexandra Global Master Fund Ltd. (Convertible notes for $4,000,000 and Series A for $250,000) and the proceeds from advances from related parties which were converted to paid-in-capital.

The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, we anticipate that this will require approximately $9,000,000 in additional funding within the next 12 months to complete the rollout of our operations in North America.

The following table summarizes, as of June 30, 2004, the Company’s obligations and commitments to make future payments under debt and operating leases and pursuant to our agreement with Rolling Stone (for royalty and advertising):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	After 3-Years
Long-Term Debt	$6,500,000	$—	$6,500,000	$—
Operating Leases	244,000	129,000	115,000	—
Series A	250,000	—	250,000	—
Royalty Expense	1,500,000	750,000	750,000	—
Advertising Expense	875,000	500,000	375,000	—

Total	$9,369,000	$1,379,000	$7,990,000	$—

The Company’s outstanding long-term debt as of June 30, 2004 consists of:

1.	$2,500,000 Senior Subordinated Convertible Promissory Notes bearing interest at the rate of 8% per annum. The principal balance of these notes, together with all interest accrued thereon, is due and payable on September 15, 2006.

2.	$1,700,000 Senior Convertible Promissory Note bearing interest at the rate of 9% per annum. The principal balance of this note, together with all interest accrued thereon, is due and payable on January 8, 2007.

3.	$2,300,000 Senior Convertible Promissory Note bearing interest at the rate of 9% per annum. The principal balance of this note, together with all interest accrued thereon, is due and payable on March 19, 2007.

CRITICAL ACCOUNTING POLICIES

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in creating a software product should be charged to expense when incurred as research and development costs until technological feasibility has been established for the product. Once technological feasibility is established, all development costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established, in estimating the life of the product for which the capitalized costs will be amortized and in estimating if the carrying value of capitalized software costs is equal to or less than future operating profits from the associated products. To date, the Company has capitalized software purchased from Over-The-Air Wireless.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management has carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

In January 2004, we concluded a private placement pursuant to which we issued, in consideration of $1,700,000, to one accredited investor a $1,700,000 principal amount 9% senior convertible note due 2007, convertible into 1,416,667 shares of common stock, and warrants to purchase 708,333 shares of common stock. In connection with such issuance, we issued to the placement agents warrants to purchase 212,500 shares of common stock at an exercise price of $1.20 per share. The issuance of these securities was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering, and the offering was made to one accredited investor with access to all material information regarding our company.

In January 2004, our former chairman and an outside director of our company converted advances they had made to our company from October through December 2003 into an aggregate of 368,594 shares of common stock and warrants to purchase an aggregate of 368,594 shares of common stock, exercisable at $1.20 per share. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering, and the offering was made to two accredited investors with access to all material information regarding our company.

In February 2004, we issued an aggregate of 681,000 shares of our common stock to the former shareholders of Over-the-Air Wireless, Inc. in connection with our transaction with their company. The issuance of these shares was exempt from registration pursuant to section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. No general solicitation or advertising was made in connection with the offering. The investors had access to all material information regarding our company.

In March 2004, we concluded a private placement pursuant to which we issued, in consideration of $2,300,000, to one accredited investor a $2,300,000 principal amount 9% senior convertible note due 2007, convertible into 1,916,667 shares of common stock, and four-year warrants to purchase 958,333 shares of common stock at an exercise price of $1.20 per share. In connection with such issuance, we issued to the placement agents warrants to purchase 287,500 shares of common stock at an exercise price of $1.20 per share. The issuance of these securities was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering, and the offering was made to one accredited investor with access to all material information regarding our company.

In March 2004, we issued 2,090 shares of common stock to one individual pursuant to an employment agreement between our company and such individual. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

In May 2004, the Company issued 50,000 shares of common stock to an investor relations firm which, in addition to cash fees paid monthly, as advance compensation for investor relations services to be provided over twelve months. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

In June 2004, the Company issued 88,861 shares of common stock to Alexandra Global Master Fund Ltd. as payment for accrued interest, through May 31, 2004, on its $1.7 million and $2.3 million 9% senior convertible notes due 2007. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

In June 2004, we completed a private placement pursuant to which we issued to one accredited investor 250 shares of our series A convertible preferred stock initially convertible into 208,333 shares of our common stock and four-year warrants to purchase 208,333 shares of common stock for an aggregate purchase price of $250,000. The preferred stock is convertible and the warrants are exercisable at $1.20 per share. The issuance of these securities was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering, and the offering was made to one accredited investor with access to all material information regarding our company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
10.34 *	T-Mobile Content Gateway Program Agreement between T-Mobile USA, Inc. and Dwango North America Corp. effective July 30, 2004.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Requested confidential treatment

(b) Reports on Form 8-K

On April 6, 2004, the Company filed a Current Report on Form 8-K to report, as an Item 5 and 7 disclosure, (i) the execution of a Licensing Agreement with Rolling Stone LLC and RealNetworks, Inc. setting forth the terms and conditions under which the Company would develop and distribute mobile entertainment content featuring the Rolling Stone brand, and (ii) the appointment of J. Paul Quinn as Chief Financial Officer of the Company.

On June 3, 2004, the Company filed a Current Report on Form 8-K to report, as an Item 5 disclosure, (i) the resignation of Robert E. Huntley as Chairman of the Board of the Company, and (ii) the adoption of Amended and Restated Bylaws of the Company.

On June 21, 2004, the Company filed a Current Report on Form 8-K to report, as an Item 5 and 7 disclosure, the consummation of a $250,000 financing with Alexandra Global Master Fund Ltd. pursuant to which it issued to Alexandra 250 shares of Series A Convertible Preferred Stock, convertible into an aggregate of 208,333 shares of common stock, par value $.001 per share (“Common Stock”) of the Company, and four year warrants to purchase an aggregate of 208,333 shares of Common Stock at $1.20 per share.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DWANGO NORTH AMERICA CORP.

Dated: August 19, 2004	By:	/s/ Rick Hennessey
Rick Hennessey
Chief Executive Officer (principal executive officer)

Dated: August 19, 2004	By:	/s/ J. Paul Quinn
J. Paul Quinn
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.34 *	T-Mobile Content Gateway Program Agreement between T-Mobile USA, Inc. and Dwango North America Corp. effective July 30, 2004.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Requested confidential treatment