Form 10QSB/A
period 2004-03-31
DWANGO NORTH AMERICA CORP
filed 2004-08-26
CIK 1158134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

(a development stage company)

Balance Sheet

March 31, 2004
(unaudited)
ASSETS
Current Assets:
Cash	$1,164,000
Prepaid Royalties	1,190,000
Other current assets	40,000
Accounts Receivable	47,000

Total current assets	2,441,000

Fixed assets, net	171,000
Deferred financing costs	998,000
Intangibles - net	501,000

$4,111,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$548,000

Long-Term Liabilities
Senior convertible notes payable, net of debt discount of $3,356,000	3,144,000
Accrued Interest - senior convertible notes	185,000

Total liabilities	3,877,000

Stockholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $.001 par value; 50,000,000 shares authorized; issued and outstanding 6,925,000 shares	6,000
Additional paid-in capital	7,962,000
Deficit accumulated during development stage	(7,734,000)

Total stockholders’ equity deficit	234,000

$4,111,000

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

DWANGO NORTH AMERICA CORP.

Dated:	August 26, 2004	By:	/s/ Rick Hennessey
Rick Hennessey
Chief Executive Officer
(principal executive officer)

Dated:	August 26, 2004	By:	/s/ J. Paul Quinn
J. Paul Quinn
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002