Form 10QSB
period 2004-09-30
DWANGO NORTH AMERICA CORP
filed 2004-11-19
CIK 1158134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number: 000-50533

DWANGO NORTH AMERICA CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	84-1407365
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 WEST MERCER STREET SUITE 501 SEATTLE, WA 98119
(Address of principal executive offices)

206-286-1440
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,557,352 as of November 1, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dwango North America Corp. and Subsidiaries
(a development stage company)

Dwango North America Corp.
Condensed Consolidated Balance Sheet
(In Thousands)

September 30, 2004
ASSETS	(unaudited)
Current Assets:
Cash	$1,823
Prepaid Royalties	659
Prepaid expenses	188
Other current assets	27
Accounts Receivable	452

Total current assets	3,149

Fixed assets, (net)	283
Deferred financing costs	865
Intangibles, net	402
Prepaid License	339

$5,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$680
Current portion of lease obligation	59

Total current liabilities	739

Long-Term Liabilities:

Senior convertible notes payable, net of debt discount and deferred financing of $4,776,000	1,479
Accrued interest - senior convertible notes	256
Long term portion of lease obligation	75
Total Liabilities	2,549

Redeemable Convertible Series A Preferred stock, $.001 par value; isssued and outstanding 1,250 shares; including $33,000 of accrued dividends and net of debt discount and deferred financing of $1,233,000	50

Redeemable Convertible Series B Preferred stock, $.001 par value; isssued and outstanding 3,000 shares; including $34,000 of accrued dividends and net of debt discount and deferred financing of $2,361,000 10,000,000 total shares of Preferred stock authorized	674

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized; issued and outstanding 7,412,000 shares	7
Additional paid-in capital	14,315
Deficit accumulated during development stage	(12,557)

Total stockholders' equity	1,765

$5,038

See notes to the condensed consolidated financial statements

Dwango North America Corp.
Condensed Consolidated Statement of Operations
(In Thousands, except for share data)
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		Period from November 20, 2000 (Inception) to September 30,
	2004	2003	2004	2003	2004

Revenue	$545	$4	$781	$10	$804

Cost of Sales	381		468		468

Gross Profit	164	4	313	10	336
Expenses:
Sales and Marketing	324	31	615	31	646
Research and Development	677	84	1,597	84	1,778
General and administrative	1,047	1,223	2,666	2,422	7,973
Operating loss	(1,884)	(1,334)	(4,565)	(2,527)	(10,061)

Interest expense, including amortization of debt issuance cost and net of interest income	679	187	1,647	247	2,278

Net loss	(2,563)	(1,521)	(6,212)	(2,774)	(12,339)

Accretion of redeemable preferred stock obligations	(212)	-	(218)	-	(218)

Net Loss attributable to common stockholders	$(2,775)	$(1,521)	$(6,430)	$(2,774)	$(12,557)

Common share data:
Basic and diluted loss per share	$(0.39)	$(0.30)	$(0.94)	$(0.55)

Weighted average number of basic and diluted common shares outstanding	7,116	5,074	6,869	5,052

See notes to the condensed consolidated financial statements

Dwango North America Corp. and Subsidiaries
Statements of Stockholders Equity
(In Thousands, except for share data)

	Preferred Stock $.001 Par Value		Common Stock $.001 Par Value		Additional	Deficit Accumulated During
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Development Stage	Total

Shares issued in connection with the formation of the Company, November 20, 2000			3,408,000	$4,000			$4,000

Net loss for the year ended December 31, 2000						$(1,000)	(1,000)

Balance at December 31, 2000			3,408,000	4,000		(1,000)	3,000

Capital contribution by majority stockholder in 2001					$61,000		61,000
Sale of stock, December 27, 2001			125,000		100,000		100,000
Net loss for the year ended December 31, 2001						(206,000)	(206,000)

Balance at December 31, 2001			3,533,000	4,000	161,000	(207,000)	(42,000)

Common stock issued in payment for rent, June 1, 2002			45,000		54,000		54,000
Conversion of note payable, August 14, 2002			85,000		103,000		103,000
Warrant issued in connection with note payable					46,000		46,000
Sale of stock, August 14, 2002			335,000		370,000		370,000
Capital contribution by majority stockholder, August 14, 2002					57,000		57,000
Exercise of stock options, September 20, 2002
			8,000		6,000		6,000
Common stock issued in October 2002, in connection with private financing, net			835,000	1,000	776,000		777,000
Net loss for the year ended December 31, 2002
						(1,270,000)	(1,270,000)

Balance at December 31, 2002			4,841,000	5,000	1,573,000	(1,477,000)	101,000

Warrants issued in connection with notes payable, net					2,059,000		2,059,000
Conversion of note payable from related party, July 7, 2003			83,000		100,000		100,000
Common stock issued in acquisition of SOMA Games			39,000		48,000		48,000
Options granted to consultant/director					198,000		198,000
Options granted to employee					25,000		25,000
Reverse merger stock issuance, September 29, 2003			660,000
Purchase of 250,000 shares of stock December 15, 2003			250,000		276,000		276,000
Net loss for the nine-month period ended December 31, 2003					-	(4,650,000)	(4,650,000)

Balance at December 31, 2003			5,873,000	5,000	4,279,000	(6,127,000)	(1,843,000)

Conversion of cash advance from related party			369,000		442,000		442,000
Common stock issued in connection with purchase of software and covenants not to compete			681,000	1,000	529,000		530,000
Stock issued in connection with employment agreements			2,000		3,000		3,000
Warrants issued in connection with notes payable, and debt discount					2,269,000		2,269,000
Warrants issued in connection with
brand licensing agreement					440,000		440,000
Common stock issued in connection with fees for investor relations services			50,000	-	68,000		68,000
Common stock issued in payment of interest on senior convertible notes			89,000	-	116,000		116,000
Warrants issued in connection with preferred stockand stock issuance costs					150,000		150,000

Warrants issued to investment bankers for fund raising services					71,000		71,000

Preferred stock issued in connection with private financing	250						-
Common stock issued in payment of interest on senior convertible notes			66,000	-	80,000		80,000
Warrants issued in connection with Series A preferred stock and stock issuance costs					533,000		533,000

Warrants issued to investment bankers for fund raising services in connection with Series A preferred stock					85,000		85,000
Preferred stock issued in connection with private financing	1,000						-
Warrants issued in connection with Series B preferred stock and stock issuance costs					2,384,000		2,384,000
Preferred stock issued in connection with private financing	3,000						-
Common stock issued for redemption of principal and interest on senior convertible notes			282,000	1,000	324,000		325,000
Warrants and convertible stock issued with ratchet affect of financing for Notes Payable					2,173,000		2,173,000
Warrants and convertible stock issued with ratchet affect of financing for Series A					369,000		369,000
Net Loss for the nine month period ended September 30, 2004						(6,430,000)	(6,430,000)

Balance at September 30, 2004 (unaudited)	4,250	$-	7,412,000	$7,000	$14,315,000	$(12,557,000)	$1,765,000

See notes to the condensed consolidated financial statements

Dwango North America Corp.
Condensed Statement of Cash Flows
(In Thousands)

	Nine-Month Period Ended September 30,		Period from November 20,2000 (Inception) to September 30,
	2004	2003	2004

Cash flows from operating activities:
Net loss	$(6,430)	$(2,774)	$(12,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	68	48	158
Common stock issued for rent		17	54
Common stock issued as compensation	3	48	51
Option issued tp consultant/director			198
Optons granted to employee			25
Amortization of debt discount	1,206	207	1,597
Amortization of intangible assets	128		128
Amortization of prepaid licenses	102		102
Deferred financing cost	279	85	404
Changes in:
Accounts Receivable	(443)		(452)
Prepaid expenses	(779)	14	(779)
Other assets	(7)	(26)	(27)
Accounts payable and accrued expenses	(403)	283	690
Accrued Interest	385		475

Net cash used in operating activities	(5,891)	(2,098)	(9,933)

Cash flows from investing activities:
Deferred acquisition cost	39	(34)	0
Purchase of fixed assets	(28)	(95)	(293)

Net cash provided by (used in) investing activities	11	(129)	(293)

Cash flows from financing activities:
Cash Overdraft	(2)		(0)
Proceeds from line of credit	-	50	150
Repayment of line of credit	-	(50)	(150)
Repayment of capital lease	(14)		(14)
Proceeds from loan	-		54
Warrant issued in connection with note payable	-		46
Proceeds from related party loan	-		200
Repayment of related party loan	-		(50)
Proceeds from issuance of notes payable and warrants	3,625	2,057	5,683
Proceeds from issuance of Series A preferred stock and warrants	1,070		1,346
Proceeds from issuance of Series B preferred stock and warrants	2,957		2,957
Accrued dividend Series A preferred stock	33		33
Accrued dividend Series B preferred stock	34		34
Proceeds of related party advance			442
Proceeds from issuance of common stock, net of expenses			1,318

Net cash provided by financing activities	7,703	2,057	12,049

Net increase (decrease) in cash	1,823	(170)	1,823
Cash at beginning of period	-	293	-

Cash at end of period	$1,823	$123	$1,823

Supplementary disclosure of cash
flow information:
Interest paid	$2	$2	7
Noncash transactions:
Conversion of debt to common stock	442	100	645
Costs attributable to issuance of convertible notes and warrants			77
Warrants issued as financing cost	241	139	531
Common stock issued in connection with fees for investor relations services	68		68
Warrants issued in connection with Series A preferred stock and stock issuance costs	683		683
Warrants issued to investment bankers for fund raising services in connection with Series A preferred stock	156		156
Warrants issued in connection with brand licensing agreement	440		440
Common stock issued for purchase of software	440		440
Common stock issued for covenant not to compete	90		90
Common Stock issued in payment of interest on senior convertible notes	196		196
Debt discount recorded for warrants issued with convertible notes	2,028	1,920	3,948
Notes and accrued interest contributed as capital			57

Warrants issued in connection with Series B preferred stock and stock issuance costs	2,384		2,384

Common stock issued for redemption of principal on senior convertible notes	324		324

Warrants and convertible stock issued with ratchet affect of financing for Notes Payable	2,173		2,173

Warrants and convertible stock issued with ratchet affect of financing for Series A	369		369

Fixed assets acquired through capital lease	134		134

See notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Note A - The Basis of Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Dwango North America Corp., formerly Woodland Hatchery, Inc. ( the “Company”), as of September 30, 2004, the results of its operations for the three-months and nine-months ended September 30, 2004 and 2003, respectively and the period from November 20, 2000 (inception) to September 30, 2004 and cash flows for the nine-month period ended September 30, 2004 and 2003, respectively and the period from November 20, 2000 (inception) to September 30, 2004. The results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

Certain prior period balances have been reclassed for comparative purposes.

Note B - Loss per Share

The Company’s basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	September 30,
	2004	2003
	(unaudited)	(unaudited)

Options	3,659,000	1,699,000
Warrants	11,085,000	2,628,000
Convertible notes	6,584,000	2,083,000
Convertible Preferred stock	4,474,000	—
Shares issuable upon the exchange of outstanding Dwango North America, Inc. shares	—	543,000
Total dilutive shares	25,802,000	6,953,000

Note C - Stock Options

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

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company’s net loss available to common stockholders and net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		Period from November 20, 2000 (Inception) to
	2004	2003	2004	2003	September 30, 2004

Net Loss available to common shareholders	$(2,775,000)	$(1,521,000)	$(6,430,000)	$(2,774,000)	$(12,557,000)
Stock-based employee compensation included in
the net loss, net of related tax effect	-	-	-	-	25,000
Stock-based employee compensation determined
under the fair value based method	(170,000)	(64,000)	(801,000)	(133,000)	(1,549,000)

Pro forma net loss	$(2,945,000)	$(1,585,000)	$(7,231,000)	$(2,907,000)	$(14,081,000)

Net loss per share (basic and diluted):
As reported	$(0.39)	$(0.30)	$(0.94)	$(0.55)

Pro forma	$(0.41)	$(0.31)	$(1.05)	$(0.58)

Note D - OTHER RELATED PARTY TRANSACTIONS

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

On August 26, 2004, as a result of the issuance of Series B (the preferred stock is convertible and the warrants are exercisable, at $.95 per share) per the anti-dilution terms of the warrants, the exercise price was reduced to $0.95 and the warrants to Messrs. Huntley and Eibeler became exercisable for 86,033 and 10,965 additional shares, respectively.

Note E - Issuance of Senior Convertible Promissory Notes

During the nine-month period ended September 30, 2004, the Company issued Senior Convertible Promissory Notes of $1,700,000 and $2,300,000, respectively.

The $1,700,000 Note was issued to Alexandra Global Master Fund Ltd on January 8, 2004. In connection with the issuance of the note, the Company also issued warrants to the note holder to purchase 708,333 shares of common stock, exercisable at $1.20 per share until January 8, 2008. The fair value of the warrants was approximately $656,000 utilizing the Black Scholes option-pricing model with the following assumption: 88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible note and the warrants based on the relative fair values. The proceeds allocated to the warrants of $474,000 was recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $474,000, is being amortized over the life of the convertible note. Upon the conversion of the note into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The note bears interest at 9% and is convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the note and the related accrued interest are due on January 8, 2007. The note may be prepaid, and the warrants may be redeemed, for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable and other conditions. In connection with the sale of this note, the Company incurred an aggregate of $379,000 in costs consisting of: placement agent fees of approximately $136,000 and warrants to the placement agent to purchase 212,500 shares of common stock at $1.20 per share that expire on January 7, 2009, valued at $197,000, legal expenses of approximately $45,000; and other costs of approximately $1,000. The warrants were valued by utilizing the Black Scholes option-pricing model with the following assumptions:

88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield of 0%. Of the aggregate costs, $328,000 has been allocated as deferred financing costs, to be amortized over 36 months or earlier if converted into common stock, and the remaining $51,000 of costs has been allocated to additional paid-in capital. On August 26, 2004, as a result of the issuance of Series B convertible preferred stock (the preferred stock is convertible and the warrants are exercisable at $.95 per share), per the terms of the note, the conversion and exercise prices have been adjusted to $.95. In addition, the Company was required to issue additional warrants to the note holder to purchase 186,403 shares of common stock, exercisable at $.95 per share until January 8, 2008. The fair value of the warrants was adjusted using the difference between the fair value of the warrants pre-adjustment and the fair value of the warrants post-adjustment amounting to an additional debt discount of $144,546 to be amortized over the remaining life of the warrants. The fair value of the warrants pre-adjustment was approximately $370,377 utilizing the Black Sholes option-pricing model with the following assumption: 99% volatility, two-year and four-month expected life, risk-free interest rate of 2.85% and a dividend yield ratio of 0%. The fair value of the warrants post-adjustment was approximately $514,923 utilizing the Black Sholes option-pricing model with the following assumption: 99% volatility, two-year and four-month expected life, risk-free interest rate of 2.85% and a dividend yield ratio of 0%. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of $372,807 to be amortized over the remaining life of the note.

The $2,300,000 Note was issued to Alexandra Global Master Fund Ltd on March 19, 2004. In connection with the issuance of the note, the Company also issued warrants to the note holder to purchase 958,333 shares of common stock, exercisable at $1.20 per share until March 19, 2008. The fair value of the warrants was $706,000, utilizing the Black Scholes option-pricing model with the following assumption: 91% volatility, three-year expected life, risk-free interest rate of 1.97% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible note and the warrants based on the relative fair value based method. The proceeds allocated to the warrants of $ 540,000 were recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $ 540,000, is being amortized over the life of the note. Upon the conversion of the note into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The note bears interest at 9% and is convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the note and the related accrued interest are due on March 19, 2007. The note may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable and other conditions. In connection with the sale of this note, the Company incurred an aggregate of $339,000 in costs consisting of: placement agent fees of approximately $184,000, and warrants issued to the placement agent to purchase 191,666 shares of common stock at $1.20 per share that expire on March 19, 2009, valued at $141,000, legal expenses of approximately $13,000, and other costs of approximately $1,000. Of the aggregate costs, $292,000 has been allocated as deferred financing costs, to be amortized over 36 months or earlier if converted into common stock, and the remaining $47,000 of costs has been allocated to additional paid-in capital. On August 26, 2004, as a result of the issuance of Series B convertible preferred stock (the preferred stock is convertible and the warrants are exercisable at $.95 per share), per the terms of the note, the conversion and exercise prices have been adjusted to $.95. In addition, the Company was required to issue additional warrants to the note holder to purchase 186,403 shares of common stock, exercisable at $.95 per share until January 8, 2008. The fair value of the warrants was adjusted using the difference between the fair value of the warrants pre-adjustment and the fair value of the warrants post-adjustment amounting to an additional debt discount of $198,810 to be amortized over the remaining life of the warrants. The fair value of the warrants pre-adjustment was approximately $526,161 utilizing the Black Sholes option-pricing model with the following assumption: 99% volatility, two-year and four-month expected life, risk-free interest rate of 2.85% and a dividend yield ratio of 0%. The fair value of the warrants post-adjustment was approximately $724,971 utilizing the Black Sholes option-pricing model with the following assumption: 99% volatility, two-year and four-month expected life, risk-free interest rate of 2.85% and a dividend yield ratio of 0%. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of $504,386 to be amortized over the remaining life of the note.

Note F - Series A Redeemable Convertible Preferred Stock

As of September 30, 2004, there were 1,250 shares of Series A convertible preferred stock (“Series A”) issued and outstanding. The material terms of the Series A are as follows:

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

The $1,250,000 Series A was issued in three separate issuances and in connection with the issuance of the Series A, the Company also issued warrants to the Series A holder to purchase a total of 1,041,667 shares of common stock, exercisable at $1.20 per share until June 14, 2007. The fair value of the warrants was approximately $525,000 utilizing the Black Scholes option-pricing model with the following assumptions: 93% and 94% volatility, three-year expected life, risk-free interest rate of 2.96% - 3.45% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the Series A and the warrants based on the relative fair values. The proceeds allocated to the warrants of $369,000 was recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $369,000, is being amortized over the life of the Series A.

On August 26, 2004, as a result of the issuance of Series B convertible preferred stock (the preferred stock is convertible and the warrants are exercisable at $.95 per share), per the terms of the note, the conversion and exercise prices have been adjusted to $.95. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of $381,240 to be amortized through June 2007.

Note G - Series B Redeemable Convertible Preferred Stock

             As of September 30, 2004, there were 3,000 shares of Series B convertible preferred stock (“Series B”) issued and outstanding. The material terms of the Series B are as follows:

            Dividends. Holders of series B convertible preferred stock are entitled to cumulative dividends at the rate of $120 per annum per share. Such dividends may be paid in cash or, at our company’s option and subject to certain limitations, accrued without interest until the shares of series B convertible preferred stock to which such dividends relate are redeemed or converted into shares of common stock.

             Liquidation preference. Upon any liquidation, dissolution or winding up of our company, the holders of series B convertible preferred stock shall be entitled to payment of $1,000 per share plus an amount equal to any accrued and unpaid dividends, before any distribution is made to the holders of our common stock. If the assets to be distributed are insufficient to permit such payment, then the entire assets available for distribution shall be distributed ratably among the holders of series B convertible preferred stock and series A convertible preferred stock.

             Optional conversion. A holder of shares of series B convertible preferred stock may convert any or all of such shares and all accrued and unpaid dividends thereon, at the holder’s option at any time, into shares of our common stock at $.95 per share. To exercise such conversion rights, a holder must give us acceptable notice and we are then obligated to issue the number of shares of common stock into which the series B convertible preferred stock is being converted within five trading days after the conversion notice is given.

              Mandatory Redemption. We are required to redeem the outstanding series B convertible preferred stock on August 26, 2007. We must give a redemption notice to each holder not less than 30 or more than 35 business days prior to August 26, 2007. On such redemption date, or such later date as a holder shall surrender the certificate for the series B convertible preferred stock being redeemed, we must pay to each holder $1,000 per share plus the amount of any accrued but unpaid dividends.

             Optional Redemption. Upon the occurrence of the following events, the holders of series B convertible preferred stock have the right, at their option, to require our company to redeem all or part of their shares of series B convertible preferred stock.

•	our common stock ceases to be listed for trading on certain markets or exchanges;
•	certain defined defaults by our company;
•	any fundamental change, defined as: (i) a consolidation or merger with another entity in which the stockholders of our company do not collectively own 51% of the voting securities of the surviving corporation, or the sale of all or substantially all of our assets, (ii) a transaction in which all or substantially all of our common stock shall be exchanged for, converted into, or acquired for consideration which is not common stock which is listed on a national securities exchange or Nasdaq, or (iii) the acquisition by a person or entity of ownership of securities representing 50% or more of the combined voting power of the outstanding voting securities of our company;
•	certain material misrepresentations by our company;
•	certain bankruptcy events;
•	the entry of one or more final judgments against our company in an aggregate amount in excess of $500,000; and
•	the adoption of certain amendments to our company’s Articles of Incorporation that adversely affect the rights of any holder of shares of series B convertible preferred stock.

Redemption Limitation. If we are restricted from redeeming the series B convertible preferred stock by reason of a restriction contained in the Nevada General Corporation Law, the redemption date for such shares shall be extended to the date that is 30 days after the date on which we are no longer so restricted from redeeming the shares.

Anti-Dilution protection. The series B convertible preferred stock is protected against dilution upon the occurrence of certain events, including but not limited to, sales of shares of common stock for less than fair market value or the then conversion price per share.

Voting Rights. Except as otherwise provided by law, the holders of series B convertible preferred stock are not entitled to vote on any matter.

In connection with the issuance of the $3,000,000 Series B, the Company also issued warrants to the Series B holders to purchase a total of 1,041,667 shares of common stock, exercisable at $0.95 per share until August 26, 2007. The fair value of the warrants was approximately $2,001,938 utilizing the Black Scholes option-pricing model with the following assumptions: 99% volatility, three-year expected life, risk-free interest rate of 2.85% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the Series B and the warrants based on the relative fair values. The proceeds allocated to the warrants of $2,384,000 was recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $2,384,000, is being amortized over the life of the Series B.

Note H - Subsequent Events

On November 18, 2004, the Company executed an agreement with Playboy.com, Inc. to bring customers mobile content under the Playboy brand. The Company has agreed to deliver a revolving irrevocable stand-by letter of credit in the amount of $125,000 in favor of Playboy.com, Inc. which it will have the right to draw upon if the Company fails to make any payment when due under the agreement. The Company has agreed to pay minimum royalties of $250,000 during the first year of the contract, $125,000 of which has been paid and $125,000 of which is due by January 30, 2005, $250,000 during the second year of the contract, and $350,000 during the third year of the contract. Additionally, the Company has agreed to spend a minimum of $100,000 per contract year to market and promote the content to be distributed by the Company pursuant to the agreement.

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

Currently, our content is sold for a download fee. The download fee model is based on a single fee per downloaded application or bundle of applications. Download fees are assessed on a per download basis for each game or bundle of games downloaded to a consumer’s wireless handset. Ringtones, images and other features operate on the same basis. Some of the download features will have expirations based on time.

Effective August 14, 2002, we entered into exclusive license agreements with Dwango Co., Ltd., which we refer to as Dwango Japan, which allow us to use Dwango Japan’s current and future wireless intellectual property and trademarks, subject to certain conditions and limitations. Currently, the wireless intellectual property licensed from Dwango Japan consists primarily of wireless games.

This year we expanded our business, in part by the acquisition of Over-the-Air Wireless, Inc., whereby we obtained: (i) software for the downloading of our games and ringtones and the billing of these downloads, (ii) the services of and employment agreements with three individuals, two of whom who currently hold the positions of chief executive officer and president, respectively, in our company, and (iii) two-year non-compete agreements. These individuals were formerly employed by Over-the-Air Wireless, Inc. and are proficient with the software acquired and have experience and contacts in the wireless industry. The consideration for the transaction was the issuance of 681,000 shares of our common stock. In addition, pursuant to the employment agreements with the three individuals referred to above, we issued options to purchase an aggregate of 964,913 shares of our common stock. One of such individuals is no longer employed by us.

We have also recently released our ringtone services. During the next twelve months, subject to the receipt of sufficient financing, we intend to continue expanding our business. To date, we have released three games that we have developed internally and have released eight games based upon technology we license from Dwango Japan. In addition, we have released four games that have been developed by third parties hired to develop games for us. We have three games currently under internal development. We plan to continue to develop and promote our own applications as well as applications based on the licensed technology and content from Dwango Japan and other third parties. In addition, as part of our expansion strategy, we intend to acquire businesses engaged in developing and marketing wireless technology and applications, including games, images and ringtones.

               As of September 30, 2004 we had 49 full-time employees. In connection with the expansion of our business, and subject to the receipt of substantial additional financing, we anticipate that we will hire an additional 70 to 80 employees over the next twelve months.

We currently have agreements with AT&T Wireless, Verizon, T-Mobile USA, Alltel Communications, Boost Mobile, Cingular Wireless and Nextel Operations which provide the terms and conditions under which our applications may be made available to the subscribers of such carriers and which are material to the operation of our business. Currently, we have three stand alone games plus our multi-game arcade on AT&T Wireless; seven games are released on Nextel Operations, six games have been released on Boost Mobile and two games on Verizon. We have also released certain of our games on certain wireless handsets pursuant to agreements we have with NEC America and Motorola to “pre-load” a game onto a phone. A game is considered to be “pre-loaded” onto a phone if the game is already installed on the phone at the time of the customer's purchase. We anticipate introducing additional applications in the near future.

Our company has achieved $804,000 in revenues from inception through September 30, 2004 and is not profitable. We anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in our revenues from consumer acceptance and use of our games and ringtones and the number of wireless mobile carriers who agree to carry our games and ringtones. As of September 30, 2004, we had an accumulated deficit of $12,551,000. Our operating expenses are currently approximately $650,000 per month, approximately 50% of which is for payroll, 15% to 20% of which is for marketing, and 30% to 35% of which is for our general operations. Provided we raise the amount of financing we seek in a timely manner, we expect that our operating expenses will increase by approximately 10%-15% per month over the next several months, especially in the areas of product development and marketing. We believe we can satisfy our cash requirements only through December 31, 2004. We will seek to raise up to $15,000,000 in additional financing during the next 12 months. The raising of $15,000,000 is expected to fund a significant expansion of our operations, including expanding our existing operational and development capacity. Additionally, we anticipate expanding our business development and product development teams. Additional investments in operational infrastructure would be made by us. These expanded teams would focus on increased product development activities for existing brands licensed by us, as well as on acquisition of new licenses for consumer brands appropriate for the mobile marketplace. Acquisitions are also planned. We plan to identify companies that offer complementary mobile entertainment infrastructure services, such as ring-back services or multi-player gaming networks. Additionally, acquisition of other game studios and/or media development studios are anticipated to boost production capabilities. To the extent that less than $15,000,000 is raised, we will reduce the scope of our intended activities. We will need to generate a significant amount of increased revenues to achieve profitability. We cannot give any assurance that we can achieve profitability or that our operating losses will not increase in the future.

Relationships with Wireless Carriers and Handset Manufacturers

To date we have released various products through agreements with multiple wireless carriers: Verizon, AT&T Wireless, Nextel Operations, Boost Mobile, T-Mobile, and Cingular Wireless; and two handset manufacturers: NEC and Motorola. The handset manufacturers have pre-installed certain applications from our content library onto certain phone models, which we refer to as “pre-loading” of a game onto a phone. When a customer purchases a phone with our content on it, the customer gets a certain amount of free game play, often with more available for purchase. We are continually pursuing distribution agreements with the other major carriers and handset manufacturers. We also have an agreement with Alltel Communications, Inc. which sets forth the terms and conditions under which our games may be made available to end-users of this wireless carrier. Accordingly, our company now has seven wireless carrier relationships.

Relationships with Content Providers and New Application Development

We have entered into relationships with several companies, as described below, with respect to their development of game content on our behalf.

1464251 Ontario Inc. has produced three titles for us to date, BurnRate, Troika and Blink.

Through our reciprocal publishing agreement with Enorbus Technologies, we have plans to publish four of their titles; the game, Strike Force is now being published by Enorbus Technologies in Asian markets.

Three new original games are being produced through our Game Studio in San Francisco.

We have an agreement in place with ESPN and have developed and continue to promote the ESPN branded Bassmaster game which was launched in June 2004.

In addition to games, we have developed our ringtone and media service, which allows consumers to download ringtones and images to their phones. We have our own catalog of over 2,000 polyphonic ringtones, with ongoing production and licensing of new ringtones every month. We have an agreement with Rolling Stone and Real Networks to develop mobile content (games, ringtones and other media offerings and applications) using the Rolling Stone brand. Our first product launched under the agreement was a ringtone browser, which was launched in June 2004. Our primary target market for ringtones and media is broader than for games in North America. Ringtones and images for phones are attractive to older consumers as well as the targeted youth market. The resulting demographic includes youth, but expands beyond to encapsulate those between the ages of 14 to 35, although the heaviest users are still expected to be in the 14 to 24 age segment.

Our delivery platform incorporates a mobile ringtone catalog application that allows users to browse, search, sample and download the newest as well as the most popular ringtones, sorted by title, artist and category. Ringtone downloads are initiated through either a WAP browser or a downloadable BREW ringtone client, allowing for customers to purchase new ringtones directly from their phones.

In September 2004, we executed an agreement with Beliefnet, Inc., a multi-faith media company and online community, to bring customers mobile media content under the Beliefnet Mobile brand. Under the Beliefnet Mobile brand, we will provide premium polyphonic and audio ringtones, alert tones, images, spiritual-themed mobile games, and subscription-based content from a variety of faiths. Beliefnet Mobile will feature a ringtone service enabling consumers to download ringtones of the latest religious and spiritual-themed musical hits including rock, hip-hop, classical and gospel to their mobile phones. The agreement duration is one year from the time of the launch of the service. We have agreed to pay minimum royalty payments of $162,500 over the life of the contract. Additionally, we have agreed to advertise through Beliefnet a minimum of $150,000 over the term of the contract. We anticipate launching the first Beliefnet Mobile application late in the fourth quarter.

RESULTS OF OPERATIONS

Revenue. During the three-month and nine-month periods ended September 30, 2004, revenues were $545,000 and $781,000, respectively. During the comparable periods in 2003 revenues were $4,000 and $10,000, respectively.

Revenues increased substantially in the quarter due to the first full quarter effect of the Rolling Stone Ringtone service which is sold through AT&T Wireless, Cingular and Nextel. We also have the full quarter effect of sales of our ESPN Bassmaster game on Nextel and we launched in the quarter the ESPN Bassmaster game on Verizon. We still sell wireless game applications on Nextel, Verizon and AT&T Wireless.

Cost of Sales. During the three-month and nine-month periods ended September 30, 2004, we incurred cost of sales expenses totaling $381,000 and $468,000, respectively. These expenses consist primarily of royalty obligations with respect to our ringtone service. During the comparable periods in 2003 we incurred cost of sales expenses of $0 and $0, respectively.

Research and Development Expense. During three-month and nine-month periods ended September 30, 2004, we incurred research and development expenses totaling $677,000 and $1,597,000, respectively. These expenses consist principally of salaries and related expenses. During the comparable periods in 2003 we incurred research and expenses of $84,000 and $84,000, respectively.

The increase in research and development expenses is driven primarily by the hiring of additional personnel to assist in the development of games and ringtones. R&D expenses are expected to continue to increase as we enhance the features and functionality of our software platform, build and port to wireless handsets additional in house games, images libraries and ringtones, and manage outside application production from other software development companies.

Sales and Marketing Expense. During the three-month and nine-month periods ended September 30, 2004, we incurred sales and marketing expenses totaling $324,000 and $615,000, respectively. During the comparable periods in 2003 we incurred only minimal sales and marketing expense.

General and Administrative Expense. During the three-month and nine-month periods ended September 30, 2004, we incurred general and administrative expenses totaling $1,047,000 and $2,666,000, respectively. During the comparable period in 2003, we incurred general and administrative expenses totaling $1,223,000 and $2,422,000, respectively.

This decrease in general and administrative expenses is due to consolidation of operations from Houston to Seattle and the breakout of sales and marketing expense previously included in general and administrative. We have, however, hired new employees in administration and incurred increased legal and accounting fees as a result of being a public company. We anticipate that such expenses will continue to increase as we expand our business.

Interest Expense. During the three-month and nine-month periods ended September 30, 2004, we incurred interest expense totaling $679,000 and $1,647,000, respectively. During the comparable period in 2003, we incurred interest expense of $187,000 and $247,000 respectively.

This increase in interest expense is directly attributable to the interest on Senior Subordinated Convertible Notes issued in 2003, Senior Subordinated Convertible Notes issued in first quarter 2004 and the amortization of deferred financing cost and the beneficial conversion related to the debt.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004 we had a cash balance of $1,823,000 and working capital of $2,410,000. As a result of financings subsequent to September 30, 2004, we believe that we have sufficient funds to operate through the December 2004. We will need to raise additional capital before our funds are exhausted. There can be no assurance that any such funds will be available to us. If funds are not available on a timely basis, we may be forced to reduce or cease operations.

We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. In January 2004, we completed a $1,700,000 financing of a Senior Convertible Note and warrants. In March 2004, we completed a $2,300,000 financing of a Senior Convertible Note and warrants. In June 2004, we completed a $250,000 financing of Preferred Stock and warrants.

During the quarter, we raised an additional $1 million through the issuance of 1,000 shares of Series A and $3 million through the issuance of 3,000 shares of Series B. We anticipate that we will continue to issue equity securities as the primary source of liquidity until we generate positive cash flow from operations. Funding is currently being discussed with various investment groups. There can be no assurance that the necessary capital will be raised or that, if funds are raised, that it will be on favorable terms. Any future sales of securities to finance we will dilute existing shareholders’ ownership. Continuation as a going concern depends on the ability to obtain additional financing and ultimately to generate positive cash flow and attain profitability.

During the nine-month period ended September 30, 2004, net cash used in operating activities totaled $5,891,000. During the comparable period in 2003, net cash used in operating activities totaled $2,098,000. The increase in operating activities is primarily related to prepaid royalties paid as a result of the License Agreement with Rolling Stone, LLC and RealNetworks and increased operating expenses.

During the nine-month period ended September 30, 2004, cash inflows from investing activities totaled $11,000. During the comparable period in 2003, cash outflows from investing activities totaled $129,000. The cash used for investing is primarily workstations for employees and servers for development and delivering of our applications.

During the nine-month period ended September 30, 2004, cash inflows from financing activities totaled $7,703,000. During the comparable period in 2003, cash inflows from financing activities totaled $2,057,000. The increase in cash from financing activities is primarily from financings with Alexandra Global Master Fund Ltd. (Convertible notes for $4,000,000 and Series A for $1,250,000), the Series B $3,000,000 financing with five investment funds affiliated with Weiss Peck & Greer and the proceeds from advances from related parties which were converted to paid-in-capital.

The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, we anticipate that this will require approximately $15,000,000 in additional funding within the next 12 months to continue the rollout of our operations in North America and to acquire related companies.

The following table summarizes, as of September 30, 2004, our obligations and commitments to make future payments under debt and operating leases and pursuant to our agreements with Rolling Stone and Beliefnet (for royalty and advertising):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	After 3 -Years

Long-Term Debt	$6,255,000	-	$6,255,000	-
Capital Leases	148,469	59,821	88,648
Operating Leases*	195,086	113,209	81,877	-
Series A	1,250,000	-	1,250,000	-
Series B	3,000,000	-	3,000,000	-
Royalty Expense	1,412,500	1,117,500	295,000	-
Advertising Expense	900,000	626,000	274,000	-
Total	$13,161,055	$1,916,530	$11,244,525	-
*Houston office is currently subleased for the duration of the lease term relieving $57,226 from Less Than 1 Year and $57,226 from 1 - 3 Years.
Our outstanding long-term debt as of September 30, 2004 consists of:

1.    $2,255,000 Senior Subordinated Convertible Promissory Notes bearing interest at the rate of 8% per annum. The principal balance of these notes, together with all interest accrued thereon, is due and payable on September 15, 2006.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dwango North America Corp. and its wholly owned subsidiaries OTA Acquisition Corp. and Dwango North America, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management has carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

In January 2004, we concluded a private placement pursuant to which we issued, in consideration of $1,700,000, to one accredited investor a $1,700,000 principal amount 9% senior convertible note due 2007, convertible into 1,416,667 shares of common stock, and warrants to purchase 708,333 shares of common stock. In connection with such issuance, we issued to the placement agents warrants to purchase 212,500 shares of common stock which are now exercisable at $.95 per share. The issuance of these securities was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering, and the offering was made to one accredited investor with access to all material information regarding our company.

In January 2004, our former chairman and an outside director of our company converted advances they had made to our company from October through December 2003 into an aggregate of 368,594 shares of common stock and warrants to purchase an aggregate of 368,594 shares of common stock, which are now exercisable at $.95 per share. The issuance of these securities was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering, and the offering was made to two accredited investors with access to all material information regarding our company.

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

In March 2004, we concluded a private placement pursuant to which we issued, in consideration of $2,300,000, to one accredited investor a $2,300,000 principal amount 9% senior convertible note due 2007, convertible into 1,916,667 shares of common stock, and four-year warrants to purchase 958,333 shares of common stock which are now exercisable at $.95 per share. In connection with such issuance, we issued to the placement agents warrants to purchase 287,500 shares of common stock which are now exercisable at $.95 per share. The issuance of these securities was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering, and the offering was made to one accredited investor with access to all material information regarding our company.

In March 2004, we issued 2,090 shares of common stock to one individual pursuant to an employment agreement between our company and such individual. The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

In May 2004, the Company issued 50,000 shares of common stock to an investor relations firm which, in addition to cash fees paid monthly, as advance compensation for investor relations services to be provided over twelve months. The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

In June 2004, the Company issued 88,861 shares of common stock to Alexandra Global Master Fund Ltd. as payment for accrued interest, through May 31, 2004, on its $1.7 million and $2.3 million 9% senior convertible notes due 2007. The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

In June 2004, we completed a private placement pursuant to which we issued to Alexandra Global Master Fund Ltd. 250 shares of our series A convertible preferred stock initially convertible into 208,333 shares of our common stock and four-year warrants to purchase 208,333 shares of common stock for an aggregate purchase price of $250,000. The preferred stock is convertible and the warrants are now exercisable at $.95 per share. The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

In July 2004, we completed a private placement with Alexandra Global Master Fund Ltd. to which we issued 500 shares of our series A convertible preferred stock and four year warrants to purchase 526,316 shares of common stock for an aggregate purchase price of $500,000. The preferred stock is convertible and the warrants are now exercisable at $.95 per share. The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

In August 2004, we completed a private placement with Alexandra Global Master Fund Ltd. to which we issued 500 shares of our series A convertible preferred stock and four year warrants to purchase 526,316 shares of common stock for an aggregate purchase price of $500,000. The preferred stock is convertible and the warrants are now exercisable, at $.95 per share. The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

        In August 2004, we completed a private placement with five accredited investors pursuant to which we issued to such investors an aggregate of our 3,000 shares of our series B convertible preferred stock and four year warrants to purchase an aggregate of 3,157,894 shares of common stock for an aggregate purchase price of $3,000,000. The preferred stock is convertible and the warrants are exercisable, at $.95 per share. The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

In August 2004, as a result of the Series B financing, each of Alexandra Global Master Fund Ltd.’s financings in 2004 had their conversion and exercise prices reduced to $.95, in addition, the number of shares, of common stock underlying the notes, warrants, and preferred stock, of the financings described in the preceding paragraphs of this discussion have been adjusted based upon anti-dilution provisions triggered by this financing.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description

10.36 *	Digital Item License and Distribution Agreement, dated October 15, 2004, by and between Nextel Operations, Inc. and its Affiliates and Dwango North America Corp.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Requested confidential treatment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DWANGO NORTH AMERICA CORP

Dated: November 19, 2004	By: /s/ Rick Hennessey
Rick Hennessey
Chief Executive Officer
(principal executive officer)

Dated: November 19, 2004	By: /s/ J. Paul Quinn
J. Paul Quinn
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

10.36 *	Digital Item License and Distribution Agreement, dated October 15, 2004, by and between Nextel Operations, Inc. and its Affiliates and Dwango North America Corp.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Requested confidential treatment

