Form 10KSB
period 2004-12-31
DWANGO NORTH AMERICA CORP
filed 2005-03-31
CIK 1158134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 000-50533

  DWANGO NORTH AMERICA CORP.
(Exact name of small business issuer in its charter)

Nevada	84-1407365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2211 Elliott, Suite 601, Seattle, WA	98121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 832-0600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Outstanding shares as of March 4, 2005
Common Stock, par value $.001 per share	8,625,871

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year: $1,645,000

As of March 4, 2005 the aggregate market value of the voting and non-voting common equity held by non affiliates was approximately $11,018,000.

PART I

Throughout this annual report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Dwango North America Corp. and, unless the context indicates otherwise, our wholly-owned subsidiaries, Dwango North America, Inc. and OTA Acquisition Corp., on a consolidated basis.

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS

Statements contained herein include “forward-looking statements”. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of such terms. Potential risks and uncertainties include, among other things, such factors as:

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

Our principal executive office is located at, 2211 Elliott Avenue, Suite 601, Seattle, Washington 98121. Our telephone number at such address is (206) 832-0600.

We are a mobile media company whose products include ringtones, games, images and messaging services for mobile devices. We currently sell our products in North America through distribution agreements with major wireless operators, such as Cingular and Verizon. Most of our products are sold to consumers via our branded services with branding from major media companies such as Rolling Stone Magazine and ESPN Bassmaster. We call our strategy of delivering mobile content under media brands, the mobile channel strategy. The mobile channel strategy allows for the distribution of branded services, using content such as ringtones, games and images, with brands for a specific lifestyle category. For example, our Rolling Stone brand focuses on the music enthusiast lifestyle, and as such the products merchandised under the Rolling Stone brand are largely music related. We publish a mix of content owned by licensed brand owners and original content, with a focus on original content. We create content for use in the North American wireless market, through internal development, outsourced development and strategic alliances. Our research and development expenses were $2,587,000 in 2004 and $181,000 in 2003. We have been pursuing the branded channel strategy since our June 2004 launch of Rolling Stone related content.

During 2004, we signed agreements and launched branded service applications with Rolling Stone and ESPN. In the latter part of 2004, we signed agreements with Playboy.com, Napster LLC, and Beliefnet and we plan to launch branded service applications for those brands as early as the second quarter 2005. Branded services we provide for a particular brand may vary, but they will be some combination of ringtones, images, games, messaging and other content as cellphone technology capabilities become more advanced. Our strategy is to sign additional media brands in the future. We believe the consumer recognition of the brands and the quality content provided are a competitive advantage in the market.

We have entered into agreements with several United States wireless carriers. In March 2005, we entered into agreements with two Canadian wireless carriers. Relationships are also being pursued with other major wireless carriers in the United States, Canada, Latin America and South America.

We have exclusive licensing agreements with Dwango Co., Ltd., whom we sometimes refer to as Dwango Japan, a developer of wireless entertainment and networking technology in Japan. These agreements permit us to use and exploit Dwango Japan’s wireless intellectual property (including software, technology, content, and trademarks) in the United States, Canada and Mexico, which we refer to as North America. Dwango Japan currently owns 542,624 shares of our common stock, representing 6.6% of our outstanding shares. We are now focused on our branded channel strategy and we do not anticipate using any further content from Dwango Japan and we expect, over time, to cease using content that was obtained from Dwango Japan. This content consists of various games which, since the launch of our Rolling Stone and ESPN branded services, is a small proportion of our overall revenue.

On February 4, 2004, we acquired Over-the-Air Wireless, Inc., a company engaged in the wireless ringtone business. The acquisition was in the form of a merger of Over-the-Air Wireless into OTA Acquisition Corp., a wholly-owned subsidiary of ours that we formed for this transaction. From Over-the-Air Wireless, we acquired key employees who are leading our company today as well as software which was integral to our development.

Products and Services

Branded Services

In January 2004, we entered into an agreement with ESPN pursuant to which we have launched a game under the Bassmaster mobile name on Nextel, Cingular, Verizon, Alltel and Boost Mobile. We expect to release this game on additional carriers in 2005. The first Bassmaster mobile game, Legendary Lunkers, features the Cast ‘n Wait system, which emulates real fishing by surprising the player with a call back when a fish is biting.

In March 2004, we entered into an agreement with Real Networks and RollingStone Magazine (Wenner Media) to provide a branded service for “RollingStone Ringtones,” “RollingStone Sound Clips” and “RollingStone Games”. The Rolling Stone Ringtones service, which also offers album reviews, searchable by artist and rating, was launched in June 2004 through AT&T Wireless (now known as Cingular mMode), Cingular Wireless and Nextel, pursuant to an agreement with Real Networks and Rolling Stone Magazine. Since the initial launch, we have added these services to Boost Mobile, T-Mobile and Alltel. These products and services using our library of ringtones are promoted through the magazine, web and wireless carriers. As per the agreement, we paid a $750,000 advance royalty fee and are committed to quarterly minimum royalty payments of $250,000 beginning September 2004, for the five subsequent quarters thereafter. In addition, we agreed to advertise with Rolling Stone for a minimum of $125,000 per quarter for the duration of the agreement.

In September 2004, we entered into an agreement with Beliefnet, Inc., a multi-faith media company and online community, to bring customers mobile media content under the Beliefnet Mobile brand. Under the Beliefnet Mobile brand, we expect to provide premium polyphonic and audio ringtones, alert tones, images, spiritual-themed mobile games, and subscription-based content from a variety of faiths. Beliefnet Mobile will feature a ringtone service enabling consumers to download ringtones of the latest religious and spiritual-themed musical hits including rock, hip-hop, classical and gospel to their mobile phones. The agreement duration is one year from the time of the launch of the service. We have agreed to minimum royalty payments of $162,500 over the contract term. Additionally, we have agreed to advertise through Beliefnet, a minimum of $150,000 over the one year term of the contract. The first Beliefnet Mobile application, Spiritual Trivia, a religious trivia game was released in the first quarter of 2005. We expect additional components of the Beliefnet channel to launch later in 2005.

In October 2004, we entered into an agreement with Flow C.M.M. Inc., a prominent European gaming company that focuses on providing “girl power” entertainment for teenage girls, to distribute mobile media content in the North American marketplace under the MiniFizz brand. Not only will we port and distribute the MiniFizz branded games, but we also expect to provide premium polyphonic and audio ringtones and images. The agreement duration is three years from the initial launch of the service. We anticipate launching the first MiniFizz application as early as the second quarter of 2005.

In November 2004, we entered into an agreement with Napster, LLC to distribute mobile media content under the Napster brand. Our first launch is expected to include polyphonic ringtones, audiotones, and images; the images are provided by Napster and prominently feature the Napster Kitty. We are required to pay a brand licensing fee of $360,000 over the term of the contract. Additionally, we agreed to pay up to $200,000 within the term of the contract to sponsor certain events promoting the Napster brand subject to certain conditions. The agreement duration is one year. We anticipate launching the first Napster application in second quarter of 2005.

In November, 2004, we entered into an agreement with Playboy.com, Inc. to distribute mobile media content under the Playboy brand. Our first launch is expected in the second quarter of 2005 and is anticipated to include polyphonic ringtones, audiotones, and images; the images are provided by Playboy and the first launch primarily features non-nude images of women along with other lifestyle images. Future phases are expected to include expansion outside of the United States, sale of video clips, and streaming video, in addition to game development expected to launch as early as the second quarter or 2005. The term of the agreement is three years. We have delivered a revolving irrevocable stand-by letter of credit in the amount of $125,000 in favor of Playboy which Playboy has the right to draw upon if we fail to make any payment when due under the agreement. We have agreed to pay minimum royalties of $250,000 during the first year of the contract, of which $125,000 has been paid, $250,000 during the second year of the contract and $350,000 during the third year of the contract. Additionally, we have agreed to spend a minimum of $100,000 each contract year to market and promote the content to be distributed by us pursuant to the agreement.

Ringtones
We hire professional musicians who create unique, high quality ringtones. Our catalog consists of approximately 3,000 polyphonic ringtones, over 350 Master Tones and over 200 custom audiotones, with ongoing production and licensing of more than 200 new ringtones every month. Our polyphonic and audio ringtone catalog covers every major musical genre from Hip Hop to Rock/Pop, Country to Classical, and R&B to World Music. We also offer sound clips featuring voice greetings, sound effects, and song clips from popular artists. We currently hold non-exclusive licenses from Sony, EMI, Warner/Chappel Hill, ASCAP, Harry Fox, BMI, Universal and BMG as well as several independent labels for the distribution of ringtones. We are in discussion with the major record labels for the distribution of master tones as well.
Distribution of ringtones occurs through our proprietary delivery platform which allows users to browse, search, sample and download from our extensive content catalog. The catalog is easily accessible, sorted by title, artist and category (genre). Ringtone downloads are initiated either through our branded web portals or through a mobile handset using a WAP browser or downloadable BREW ringtone client.

Games

The games we distribute or will distribute fall into one of several categories: stand-alone games, turn-based network games, massively multiplayer games, browser-based network games, and SMS or MMS games. Stand-alone games are one-player games. Turn-based network games are games where the player competes against other players on the network and the game involves taking turns by the players. Massively multiplayer games are games where the player may compete with thousands of other players with an ongoing play experience and evolving story line. Browser-based network games are multiplayer games where the players each play simultaneously, and game play is performed through the use of the phone’s browser, rather than an application running on the phone itself. SMS or MMS games are played by sending short “messages” in response to prompts from the “game.” SMS or Short Message Service is available on digital GSM networks and allows text messages of up to 160 characters to be sent and received via the network operator's message center to or from capable mobile phones or from the Internet. MMS or Multimedia Messaging Service is the ability to send messages comprising a combination of text, sounds, images and video to MMS capable handsets.

The following is a brief description of the games currently being distributed by us that we have developed internally:

Bassmaster Legendary Lunkers is a bass fishing simulation game where players can either fish in real-time or more completely simulate the fishing experience by employing the “Cast ‘n Wait” system where, after the player casts his line, the application shuts itself down and will call the player back to continue play when a “bite” is received. The networked version of the game also features actual weather pulled from the National Weather Service, with accompanying art, and global high score tracking where players can simulate actual Bassmaster tournaments by posting their highest weight totals during the tournament period.

Rolling Stone 20 Questions is a trivia game featuring questions geared towards fans of music and pop culture. Over 600 questions are available for download every month.

Beliefnet Spiritual Trivia is a trivia game featuring religious-based questions.

AquaX is a stand-alone game where players race through the water doing barrel rolls and double flips on a personal watercraft. Players earn points for speed, difficulty of tricks or a combination of both in eighteen challenges set in six different locations.

The following is a brief description of the games currently being distributed that have been developed by third parties:

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

Black Jack, Roulette and Slots are stand-alone games. They are based on the classic casino games. Players can accumulate and lose credits just like in the real games. Best Backgammon is an authentic replication of the classic game of backgammon. Game play allows for single or two player play. Burnrate is a puzzle game where the player must connect the fire hoses within a 2 minute time limit to save each burning building.

In addition to the games already released, we have two games in various stages of development and both are being developed by us internally.

Ringbacks

Our entire catalog of high quality polyphonic and audio ringtones will be available as caller ringback tones through Dwango’s relationship with Preferred Voice. Ringbacks are MP3-quality songs that callers hear, in lieu of a buzzing tone, while they wait for the recipient to pick up the phone. Customers can purchase multiple ringbacks and assign them to different callers. We expect Preferred Voice to launch this product as early as the second quarter of 2005.

Images

                We now offer images for download. Images can be downloaded to mobile phones to be used as wallpapers, screensavers, calling identifier icons, and picture messages, which can be sent to friends along with text. We have an extensive content library, augmented through relationships with image providers such as Corbis and can offer the perfect images for any of our diverse brand partners. We support a large and growing number of phone types and support a large percentage of the different screen sizes.

Distribution

In 2002, we entered into an agreement with AT&T Wireless (now known as Cingular mMode) which provides the terms and conditions under which our applications may be made available to AT&T Wireless subscribers. We are currently selling our Rolling Stone Ringtone service on mMode.

In 2002, we executed an agreement to become a certified BREW developer with Qualcomm. This agreement enables us to create and publish content on the BREW platform. BREW is the platform being used by Verizon, USCellular and Alltel for its data applications, including entertainment offerings. In October of 2002, we executed a BREW application license agreement with Verizon. The agreement gives us access to post for distribution BREW software applications to the online BREW catalog maintained by Qualcomm. These combined agreements give us a channel to publish content on Verizon’s, Alltel’s, and USCellular’s networks. Our game, Bassmaster Legendary Lunkers is released with Verizon’s Get-It-Now deck. Get-It-Now is Verizon’s entertainment service and is available on BREW handsets. Alltel has released both Rolling Stone Ringtones and BassMaster.

During the second and third quarter of 2004, we launched our Rolling Stone Ringtone service and eight of our games, STAR EXCEED™, Bassmaster Legendary Lunkers, Rays of Aten, Burnrate, AquaX, Roulette by dwango, Black Jack by dwango and dwango Racing™, with Nextel Operations.

In the second quarter of 2004, we launched our Rolling Stone Ringtone service with Nextel and Cingular Wireless LLC.

In addition to these agreements, we have entered into a carrier agreement with T-Mobile USA, Inc. and launched services. Through our Qualcomm agreement, we have launched services on Alltel Communications, Inc. In total, we have agreements to provide services on eight (8) major United States wireless carriers. In March 2005, we entered into an agreement with Wmode which allows us to provide services to two Canadian Carriers, Microcell/Fido and Rogers.

Our carrier agreements provide the specification and requirements under which our applications may be made available to the subscribers of such respective wireless carriers. These agreements set forth the compensation methodology and processes to be utilized in connection with the release of games. The wireless carriers are not required to make available to their subscribers any minimum number of games.

We are also seeking to enter into agreements similar to those described above to make our content available to subscribers of other wireless carriers in the United States, Canada, Latin America and South America. Examples of such carriers are: Sprint PCS, Bell Canada, Telus, Virgin Mobile and Amp’d.

Our content is initially being sold for a download fee. Under this model, a download fee is charged for each download of an application or bundle of applications. Some applications use a subscription model, where the customer is charged a recurring fee on a monthly basis for use of the service.

The fees for downloading content may be collected by the carriers and then forwarded to us in what is known as a billing-on-behalf-of system, which is the current system employed by us. A billing-on-behalf-of system allows the fees for our applications to appear on a customer’s regular monthly cell phone bill. When games are sold through a carrier, the carrier is entitled to retain a fee. The development and implementation of billing-on-behalf-of systems enables wireless carriers to collect revenues for subsequent remittance to content providers. This model is critical to attract users who are comfortable paying for content as part of their regular wireless phone bill but who may be hesitant paying for content in an over-the-air credit card transaction.

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

The United States wireless market is growing rapidly with data and content services driving revenue growth. US mobile data revenues today are over $3 billion with the expectation that they will exceed $16 billion by 2008 according to the research firm The Yankee Group. The US mobile market is one of the fastest growing data consuming markets in the world with a mobile subscriber growth rate of over 60% from 109 million in 2000 to over 180 million to date.  The US ringtone and game revenues have more than doubled from $115 million in 2003 to $289 million in 2004 and forecasted by JuniperResearch to exceed $1.1 billion million 2009 with ringtones driving over 75% of current sales.

Our target market is youth, which is typically defined as consumers between the ages of 14 and 24 years old, and sometimes includes consumers through their late 20’s. Wireless carriers, particularly in North America, are increasingly focusing on this segment, as it is the most rapidly adopting segment with respect to the wireless content and new account sales in the marketplace.

Currently, we intend to seek to expand the scope of our geographical operations to include Europe and South America. We plan to accomplish this via either acquisition, agreements with carriers operating in the region or partnering with companies currently transacting business in the region.

Marketing and Sales

Our success in marketing and selling our applications will rely on product innovation (including freshness), placement in the upper tiers of the handset menus (making the applications easy to find), and distribution (the number of carriers that offer our products). In addition to marketing our products to wireless carriers, we engage the end-user consumers with offers and promotions. Marketing of the applications to consumers is performed through a combination of direct marketing through traditional, online, and wireless distribution channels, including marketing by the wireless carriers of wireless content to their subscribers and through public relations efforts. We also seek to gain exposure through industry trade shows, industry conference attendance, our website, and general industry exposure. We seek to consistently create new mobile trends that include building branded mobile channels through exclusive long-term relationships with the world’s top lifestyle brands, major and independent record labels and artists. Our expertise and relationships with publishers throughout all media channels allows for strong distribution services.

We have committed to a minimum $1,000,000 over the 2 year life of the contract with RollingStone and a minimum of $100,000 per year over the 3 year life of the contract with Playboy. We have promoted our brands, such as RollingStone, in print ads in RollingStone Magazine, web advertising on RollingStone.com, sweepstakes and events such as Voodoo Festival sponsored by RollingStone and Southern Comfort. Playboy is another brand that we plan to advertise extensively using the Playboy website, Playboy Magazine, e-mail blasts, direct mailings, giveaway incentives and events.

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

Competition

The market for wireless content is highly competitive. We expect that the competition will increase as the market grows. We believe that our primary competitors in our two main product categories are as follows: Games: Jamdat, THQ, Mforma and Sorrent. Media/Music: Zingy, Moviso, Ztango, Blingtones, Yamaha, Tutch, Yahoo, and Fatih. Many of these competitors have released significantly more content to date than us. Many of our competitors have substantially greater financial resources than us, which may allow them to identify emerging trends more quickly and develop technology at a faster pace. We believe that the principal competitive factors are exclusive brand relationships, ability to provide a complete mobile channel solution (games and media), quality of the content, including its freshness and innovative differentiation, relationships with wireless carriers, the ability to have the content placed in the upper tiers of the handset menus, and the number of carriers who offer the content. We believe that we compete, or will compete, favorably in these categories. We believe we have a unique competitive advantage in our ability to leverage our branded services and provide a more comprehensive product and distribution approach for our branded channels.

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

Intellectual Property

We regard our patents, copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property, as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, partners and others to protect our intellectual property rights. There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate to prevent third parties from infringing or misappropriating our proprietary rights.

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

Dwango Japan License Agreements

Through our subsidiary, Dwango North America, Inc., we have an exclusive eight (8) year license to Dwango Japan’s wireless technology for use within North America, which we refer to as the Technology License and an exclusive twenty-five (25) year license to Dwango Japan’s trademarks for use within North America, which we refer to as the Trademark License. These licenses commenced on August 14, 2002.

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

Patent Protection

We currently have on file U.S. Patent Application serial # 10/744865 - A method and apparatus for a one click upgrade for mobile applications. We perform periodic reviews of our ongoing technology developments and intend to pursue additional patents as appropriate. We may not be able to successfully defend or claim any legal rights in the invention for which an application has been made but for which the Patent and Trademark Office has not issued a patent.

Trademarks

We have a license to the Dwango® trademark. We have a pending U.S. Trademark Application for Star Diversion™, the title of a wireless game we licensed from Dwango Japan. In addition, we have applied for three other trademarks relating to our company and our services. Those three trademarks are: DWANGO WIRELESS, JAMZ!, and JAMZMOBILE. We may not be able to successfully defend or claim any legal rights in those trademarks for which applications have been made but for which the Patent and Trademark Office has not issued a registered certificate.

Properties

We currently maintain our executive office at 2211 Elliott Avenue Suite 601, Seattle, Washington 98121 and our lease expires in February 2007. We have office space that was our executive office through February of 2005 at 200 West Mercer Street, Suite 501, Seattle, Washington 98119 pursuant to a lease that expires in April 2005. On March 18, 2005, the company announced the closing of the game studio located at 150 Spear Street Suite 1175 San Francisco, California 94104. The majority of the 10 employees will be made offers to relocate to our Seattle office. The reason for the closure and relocation were to improve our development efficiencies. Our lease expires in December 2005. In addition, we have office space at 5847 San Felipe Street, Houston, Texas, which space was our executive offices until January 2004. Our lease for such space expires in September 2006. We have sublet our Houston offices.

Employees

As of March 4, 2005, had a total of 64 employees, all of whom work full-time. Ten are located at our San Francisco office and 54 are located at our Seattle, Washington office. None of our employees are represented by unions and we are not aware of any activities seeking such organization. We consider our relations with our employees to be good.

Legal Proceedings

We are currently not a party to any material legal proceedings.

RISK FACTORS

In evaluating our business, you should carefully consider the risks and uncertainties described below, as well as the discussion of risks and other information contained in this Annual Report and in our other public filings. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline.

Risks Relating to Our Business

We have a limited operating history, have incurred losses to date, and cannot give any assurance that we can ever attain profitability.

We have a limited operating history in the wireless content market. We cannot give any assurance that we will be able to generate or sustain meaningful revenues in the future. For the years ended December 31, 2003 and 2004, we incurred net losses attributable to common stockholders of  $4,650,000 and $10,343,000, respectively. We expect to continue to incur losses for at least the next twelve months. We cannot give you any assurance that we will ever achieve profitability. To achieve profitability, we must, among other things, develop, market and sell substantially more of our products, hire and retain qualified and experienced employees, and be able to manage our expected growth. We may not be successful in these efforts.

We have a limited operating history in the wireless content market. We cannot give any assurance that we will be able to generate or sustain meaningful revenues in the future. For the years ended December 31, 2003 and 2004, we incurred net losses attributable to common stockholders of $4,650,000 and $10,343,000, respectively. We expect to continue to incur losses for at least the next twelve months. We cannot give you any assurance that we will ever achieve profitability. To achieve profitability, we must, among other things, develop, market and sell substantially more of our products, hire and retain qualified and experienced employees, and be able to manage our expected growth. We may not be successful in these efforts.
In the event that our projections regarding our revenue growth are inaccurate, our losses will be greater than projected, which will put additional pressure on our limited cash resources.

We anticipate that our financial results in the near term will be principally driven by our ability to properly allocate our cash resources. The allocation of these resources must be coordinated with and take into account the projected rate of growth of revenue and the pricing assumptions in our business model. Our management has made significant estimates regarding the anticipated growth of our customer base, taking into account many variables, certain of which are outside our control. Our business model requires expanding and improving our technological and other capabilities necessary in order to properly service anticipated increased usage by cell phone users. If our revenue does not grow at projected rates, or our pricing assumptions are incorrect, then our up front expenses will exceed our revenues by amounts greater than currently anticipated, exacerbating projected losses and putting additional pressure on cash resources.

If we are unable to enter into distribution arrangements with major wireless carriers and develop and maintain strategic relationships with such wireless carriers, we will be unable to distribute our products effectively or generate significant revenue.

Our strategy for pursuing a significant share of the emerging wireless content market in North America is dependent upon entering into distribution arrangements with major wireless carriers. We need to develop and maintain strategic relationships with these wireless carriers so that, among other things, we can obtain favorable treatment with respect to the timing and placement of our applications on the wireless handset download menus. In this respect, we have entered into agreements with Verizon, T-Mobile USA, Cingular Wireless, Alltel Communications and Nextel Operations which provide for the terms and conditions under which our applications may be made available to end-users of such carriers. These agreements are not exclusive and generally do not obligate the carriers to market or distribute any of our applications. Distribution agreements are also being pursued with Sprint PCS and US Cellular. We are dependent upon the subsequent success of these wireless carriers in performing their responsibilities and sufficiently marketing our applications. We cannot give you any assurance that we will be able to negotiate, execute and maintain favorable agreements and relationships with wireless carriers, that the carriers with whom we have a contractual relationship will choose to utilize our applications or that such wireless carriers will be successful and/or will not pursue alternative technologies.

If we are unsuccessful in entering into and maintaining branded service agreements, our revenues will be negatively affected.

An important aspect of our business strategy is to have branding relationships with third parties that have brand names known to the general public. For example, we currently have branded service agreements with ESPN, Real Networks (Rolling Stone Magazine), Beliefnet, Napster and Playboy.com. Branded service agreements generally have a set term, may or may not include provisions for exclusivity and may require us to make significant minimum payments. There is no assurance that we will enter into a sufficient number of branded service agreements or that the ones that we enter into will be profitable and will not be terminated early.

We may be unable to implement our acquisition growth strategy, and failure to manage our acquisition strategy properly may result in added expenses to our company without a commensurate increase in revenues and divert our management’s attention.

In order for us to grow our business, we anticipate making strategic acquisitions of other companies. Our continued growth may depend on our ability to identify and acquire, on acceptable terms, companies that complement or enhance our business. After our acquisition of any such companies, we will need to properly integrate them into our company. The competition for acquisition candidates is intense and we expect this competition to increase. We cannot give you any assurance that we will identify and successfully compete for appropriate acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all. Further, we may not be able to properly integrate such companies into our company. In implementing our acquisition growth strategy, we may encounter:

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

We have only recently commenced generating revenues and may not be prepared for the demands of growth.

We have generated increased revenues in each of our quarters in 2004 as follows: $60,000 (first quarter), $176,000 (second quarter), $545,000 (third quarter) and $864,000 (fourth quarter). The growth process places significant demands on our management and operational infrastructure. Continued growth may adversely affect our ability to hire and maintain skilled employees, maintain high quality standards, have appropriate operational, financial and management controls and achieve continued positive relationships with wireless carriers, branded service partners and customers. To achieve these ends, significant expenditures and allocation of personnel resources will be required.

If our product development fails to keep up with that of our competitors, our revenues and potential future profitability could be adversely affected.

The market for wireless applications is extremely competitive. We expect our competition to intensify as competitors incorporate new features and expand and accelerate the release of new products and service offerings, and new competitors enter the market. The evolution of technology in the wireless market is rapid and we must adapt to remain competitive. We are aware of other companies that provide mobile applications. Some of these companies have substantially greater financial resources than us which could allow them to identify emerging trends more quickly and develop technology at a faster pace. We may not be able to compete successfully against current or future competitors and such competitive pressures could have an adverse effect on our revenues and potential profitability. Some of our competitors have already made significant progress in the market.

If we are unable to maintain a prominent position on application download menus, our revenues could be adversely affected.

We will need to continually develop new products in order to maintain a prominent position on the application download menus maintained and controlled by wireless carriers. Consumers are more likely to download newer applications that are higher up in the download menu. New applications are generally introduced onto the application download menus on a weekly basis, and older applications are pushed toward the bottom of the menu. In addition, it is of great importance to correspond the delivery of our applications with the introduction of new cell phone models, as many customers initially install games upon their purchase of the device. If we are unable to maintain a prominent position on the download menus, our revenues could be adversely affected.

If we fail to protect our intellectual property rights, we may lose any competitive edge that we have and our sales and profitability may be adversely affected.

Our business depends to a significant degree on licensed and internally developed content and technology. To protect our proprietary products we rely on a combination of patent, copyright, trademark and trade secret laws, as well as contractual provisions relating to confidentiality and related matters. If our proprietary rights in such content or technology, or any other of our proprietary rights, are divulged to the public, or our competitors obtain access to our confidential information, we may lose any competitive edge that we have. We cannot assure you that our means of protecting our proprietary rights will be adequate or that competitors will not independently develop similar or superior technology.

If third parties claim that our products violate their intellectual property rights, we may be forced to take costly actions or pay significant damage awards that could adversely affect our business.

Third parties may make claims against us alleging infringement of patents, copyrights, trademarks, trade secrets or other proprietary rights. If we were to find that our products violated or potentially violated third-party proprietary rights, we might be required to obtain licenses that are costly or contain terms unfavorable to us, or expend substantial resources to reengineer those products so that they would not violate third party rights. Any reengineering effort may not be successful, and we cannot be certain that any such licenses would be available on commercially reasonable terms. Any third-party infringement claims against us could result in costly litigation and be time consuming to defend, divert management’s attention and resources, cause product and service delays, require us to enter into royalty and licensing agreements or result in significant damage awards.

Our strategy to expand into international markets may be unsuccessful and could result in increased costs.

Currently, we intend to seek to expand the scope of our geographical operations to include Europe and South America. We have no experience in operating in overseas markets and we may not be successful in understanding and achieving success in these markets.

We expect competition in international markets to increase. In addition, companies located in the areas in which we may seek to do business may have a substantial competitive advantage over us because of their greater understanding of and focus on the local markets. International expansion may also require significant financial investment including, among other things, the expense of developing localized products, expenditure of resources in developing customer and distribution relationships and the increased costs of supporting remote operations.

Other risks of doing business in international markets include the increased risks and burdens of complying with different legal and regulatory standards, difficulties in enforcing intellectual property rights, difficulties in managing and staffing foreign operations, limitations on the repatriation of funds and fluctuations of foreign exchange rates, and political, economic and social instability. In addition, our success in international expansion could be limited by barriers to international expansion such as tariffs, adverse tax consequences and technology export controls. If we cannot manage these risks effectively, the costs of doing business in some international markets may be prohibitive and we may suffer significant losses.

The loss of certain key management employees could cause us to be unable to implement our business plan.

Our success depends in large part upon the experience, abilities and continued services and contributions of a small number of key management employees. These employees provide us with needed experience in the wireless industry and relationships with carriers, content providers and other third parties necessary to our business. The loss of the services of one or more of our key employees could cause us to be unable to implement our business plan.

If we are unable to attract and retain qualified management and other personnel, our ability to implement our business plan may be adversely affected.

As of March 4, 2005, we had 64 full-time employees. Most of our present management has limited experience in managing a business as large as that currently contemplated by us. In order to meet our business objectives, we must hire appropriate management personnel, as well as additional technical personnel. We compete for such persons with other companies, some of which may have substantially greater capital resources and facilities than we do. We cannot give you any assurance that we will be successful in recruiting and retaining such personnel of the requisite caliber or in adequate numbers to enable us to conduct our business as proposed.

Contemplated changes in the accounting treatment for stock options will make it expensive to maintain our current practice with respect to the granting stock options.

The granting of stock options is used by us as a significant compensation tool. The Financial Accounting Standards Board has changed the accounting treatment of stock options which will require the recording of an expense upon each grant of options. Given our current compensation practices, this will result in a significant increase in compensation charges. If we change our compensation practices and reduce or eliminate stock option grants, we may find it more difficult to attract, retain and motivate employees, which could adversely affect our operations.

We may need additional financing in the future and may have to significantly curtail or cease operations if we are unable to secure such financing.

At December 31, 2004, we had working capital of $667,000 and a capital deficit of $1,333,000. Since December 31, 2004, we have raised gross proceeds of $15,700,000 from private placements of our convertible preferred stock and warrants. At February 28, 2005, we had a cash position of $13,092,000. In the future, we may require substantial additional financing to fund the cost of continued operating activities, to make acquisitions, to provide cash for the payment of prepaid and ongoing royalties, to buy advertising required pursuant to our agreements and to finance the growth of our business. We believe that our current cash resources are sufficient to fund operations through December 31, 2005. If required, we may not be able to obtain the needed funds on terms acceptable to us or at all. If we are unable to secure financing when needed, we may have to significantly curtail or cease operations. Further, if additional funds are raised by issuing equity securities, the antidilution provisions from previous financings may be triggered and significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders.

Risks Relating to Our Industry

The market for wireless applications is a developing market that requires further development to support meaningful revenues for our company, without which we will not be able to achieve profitability.

The market for wireless applications is an emerging market that is relatively new. Further development of this market is necessary to support meaningful levels of revenues for our company. The success of the applications we offer will depend upon, among other things, a high level of market acceptance of the current generation of advanced wireless handsets. We cannot give you any assurance that the market will develop as we anticipate. In addition, in view of the battery drain caused by the use of certain advanced wireless applications, the success of these applications may also depend upon the development of new technology and/or cost effective products or accessories that extend the battery life of current wireless devices, for which there can be no assurance.

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

Wireless carriers have significant control over the contract terms, including, pricing of applications and revenue share percentages, which could adversely affect market acceptance of applications and revenues of content providers.

Agreements with wireless carriers require content providers to obtain approval from these carriers for the pricing of the applications that they propose to offer to their subscribers. Such approvals may not be granted or the carriers may decide to set a price, higher or lower, than what content providers proposed. Content providers ability to change prices may also be restricted. Market acceptance of applications or the level of revenues that content providers can generate could be adversely affected by not obtaining pricing of applications sought by content providers.

Agreements with wireless carriers provide for a revenue share percentage that dictates the percentage of the retail price remitted by consumers to the wireless carriers which is provided to the content providers. This revenue share percentage can be changed by the wireless carrier, in some cases, during the term of the contract. Content providers ability to control that revenue share percentage is very limited. Revenues that content providers can generate could be adversely affected by reductions in their revenue share percentage.

Wireless carriers agreements are typically about one year in length and content providers cannot assure that wireless carriers will continue to rely on their content and renew their contracts.

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

The complexities and incompatibilities among advanced mobile phones and wireless technologies, as well as the continuous introduction of new models, require use to utilize substantial funds for development of a multitude of applications, each with short life cycles.

To achieve significant revenue levels, we must develop applications suitable for numerous phone models and technologies. To keep pace with rapid innovation and the continuous introduction of new, and often incompatible, mobile phone models require us to expend significant funds for development activities. We expect these circumstances to continue and our ability to achieve profitability will depend not only in our development success, but also the ability to generate sufficient revenues from applications before their generally short life cycle is over.

In the event that there is a significant shift in the source of downloading applications away from the wireless carriers to other sources, we may have to incur significant expense to alter our sales and marketing approach, which approach may not be successful.

Our applications are primarily sold through the wireless carriers with whom we have contractual relationships. There are currently available, however, a small number of cell phone models which have operating systems that allow users to browse the Internet and, in some cases, download applications from sources other than the wireless carrier’s branded service. In the event that the situation evolves such that a substantial portion of application downloads occurs away from the wireless carriers, we would have to incur substantial expense to market to the alternative sources. There can also be a substantial expense in changing our billing model. No assurance can be given that marketing efforts involving alternative sales channels would be successful.

Increases or changes in government regulation may have an adverse effect on our operations.

We anticipate that regulation of the industry in which we participate to increase. Our business operations may be adversely affected in the event that new laws and regulations are adopted that have a restrictive effect on our operations. Areas affected may include privacy, taxation, suitability of content, copyright and distribution. The adoption of new rules and regulations would result in increased legal and other expenses to address the new rules and may potentially circumvent our operations.

We rely on the wireless communications infrastructure, over which we have no control.

Our business operations depend upon the maintenance and growth of the wireless communications infrastructure. Accordingly, our future success will depend upon the deployment and maintenance of reliable next-generation digital networks with the requisite speed, capacity and security for providing reliable wireless communication services. Further, wireless communication may be adversely affected by viruses, worms and other break-ins and disruptions. Wireless services could also be disrupted by outages and infrastructure and equipment failures.

Risks Relating to Our Common Stock

A significant number of shares of our common stock are eligible for sale pursuant to two effective registration statements and a significant number of additional shares of our common stock will become eligible for sale upon the effectiveness of another registration statement which we plan to file in the near future, which could have an adverse effect on the market price for our common stock and could adversely affect our ability to raise needed capital when needed.

There are 8,625,851 shares of our common stock issued and outstanding as of March 4, 2005 and 40,001,027 additional shares potentially issuable under outstanding convertible preferred stock and notes, warrants and option as of that date. There are currently two effective registration statements pursuant to which selling shareholders may sell up to an aggregate of 23,984,363 shares of our common stock. In addition, we intend to file a registration statement in the near future pursuant to which selling shareholders may sell up to an additional approximate 14,582,000 shares of our common stock. In the event of significant sales of common stock pursuant to these registration statements, the market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected.

The conversion of our notes or preferred stock to common stock will result in a significant charge to our earnings, which may negatively impact our share price and our ability to raise capital.

If the holders of our notes or preferred stock convert into common stock, we will incur a significant charge to our earnings in the form of a write-off of deferred financing costs and deferred acquisition costs. This would result in decreased earnings for our company, which could have a negative impact on our share price and our ability to raise capital.

Robert E. Huntley, the founder and a former officer and director of our company, beneficially owns approximately 31% of the issued and outstanding shares of our common stock and accordingly has significant influence over the outcome of all matters submitted to the shareholders for approval, which influence may be exercised to the detriment of other shareholders.

Robert E. Huntley, the founder and a former officer and director of our company, presently owns 2,378,480 shares of our common stock and holds warrants to purchase an additional 421,841 shares of our common stock. Together, these holdings represent approximately 31% of our issued and outstanding shares of common stock. Accordingly, Mr. Huntley has significant influence over the outcome of all matters submitted to the shareholders for approval, including the election of directors.

Certain of our shareholders beneficially own a significant number of shares of our common stock and accordingly may have significant influence over our company and upon the price of our common stock, which may be to the detriment of other shareholders.

Three entities beneficially own significant positions in our common stock as follows: (a) Alexandra Global Master Fund Ltd. holds 790,900 shares of our common stock and holds notes, preferred stock and warrants convertible into or exercisable for an aggregate of 12,114,462 additional shares of our common stock; (b) Weiss Peck & Greer Investments, a division of Robeco, L.L.C., which we refer to as WPG Investments, is the investment manager for five separate funds that own preferred stock and warrants which are convertible into or exercisable for an aggregate of 6,451,610 shares of our common stock; and (c) Trafelet & Company, LLC is the investment manager for four separate funds that own preferred stock and warrants convertible into or exercisable for an aggregate of 8,357,141 shares of our common stock. All of these shares have either been registered for resale in two registration statements that are currently effective or are intended to be included for resale in a registration statement which we intend to file in the near future. As there is currently a very limited amount of shares in the public float, and the number of shares registered or to be registered on behalf of these beneficial owners is significant, the market price of our common stock could be adversely affected in the event of sales of these shares. The notes, preferred stock and warrants described in this paragraph provide that the number of shares of common stock that may be acquired at any one time by each of Alexandra, the funds managed by WPG Investments or the funds managed by Trafelet shall not exceed a number that, when added to the total number of shares of common stock beneficially owned by it, would result in beneficial ownership by it of more than 9.9% of our common stock. But for that provision, on a fully diluted basis, Alexandra, WPG Investments and Trafelet could be deemed to beneficially own, on a fully diluted basis, 29%, 15% and 19%, respectively, of our common stock, as of February 8, 2005. Alexandra has the right to nominate two directors to our board of directors and has exercised its right with respect to one director. WPG Select Technology Fund, L.P., one of the funds managed by WPG Investments, has the right to nominate one director to our board of directors; to date it has not nominated a director. Each of Alexandra, WPG Investments and Trafelet may have significant influence over our company and the price of our common stock, which may be to the detriment of other shareholders.

The possible issuance of substantial amounts of additional shares of our authorized capital stock without shareholder approval may dilute the percentage ownership of our shareholders.

As of March 4, 2005, there are 8,625,851 shares of our common stock outstanding and 40,001,027 shares of common stock issuable upon exercise or conversion of outstanding options, warrants, convertible preferred stock and convertible notes. There are 50,000,000 shares of our common stock and 10,000,000 shares of our preferred stock authorized for issuance. All of our authorized shares in excess of those currently outstanding may be issued without any action or approval by our shareholders and could significantly dilute the percentage ownership of our current shareholders.

If we are unable to obtain shareholder approval to increase the number of authorized shares of our common stock, we may be unable to undertake additional financings and acquisitions, which could adversely affect the growth of our business.

We intend to seek, at our next meeting of shareholders, approval of a resolution to increase in the number of authorized shares of our common stock. In the event that the proposal is not successful, we will not have sufficient shares to undertake additional financings and acquisitions utilizing equity, which could have a substantial adverse effect on our company.

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

Item 2. Description of Property

We lease office space at the following locations:

Location	Purpose	Space	Average Annual Rental	Expiration
2211 Elliott Avenue Seattle, Washington	Executive, development, and operations office	15,000 square feet	$283,000	Feb. 2007
200 West Mercer Street Seattle, Washington	Prior Executive, development and operations office	2,238 square feet	$54,000	April 2005
5847 San Felipe Street Houston, Texas	Prior Executive Office	1,459 square feet	$69,000	Sept. 2006
150 Spear Street San Francisco, California	Development Office	2,718 square feet	$76,000	Dec. 2005

In February 2004, we relocated our corporate office from Houston, Texas to Seattle, Washington. The decision to re-locate the corporate office was based in part on the benefits of cost efficiency and enhanced operating effectiveness that are expected to result from locating the company’s operating and corporate functions in a single location. We have sublet our Houston office space for the duration of the lease term annually for $57,000.

In February 2005, we relocated our corporate office to 2211 Elliott Avenue in Seattle, WA. We did this to accommodate our larger number of employees than could be accommodated at our prior office.

In March of 2005, we decided to relocate most of our staff from our San Francisco game development office to our Seattle office and to close the office in San Francisco. The decision to re-locate the development office was based in part on the benefits of enhanced development effectiveness that is expected to result from locating all the company’s development staff in the same office. We do not expect to be able to sublease the San Francisco office.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “DWGN” since September 30, 2003. Prior to that time, beginning May 28, 2002 when our company was first listed on the Over-the-Counter Bulletin Board, our trading symbol was “WLDH” and the shares traded represented an interest in the former business of Woodland Hatchery, Inc. The volume of trading in our common stock has been limited during the period presented and the quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The information provided below was obtained from otcbb.com.

The following table sets forth the high and low closing bid prices for our common stock for the periods indicated as adjusted for the 1 for 4.5 reverse stock split effected September 30, 2003:

Quarter Ended	High	Low
March 31, 2003	2.30	.90
June 30, 2003	.90	.90
September 30, 2003	1.15	.90
December 31, 2003	1.77	1.10
March 31, 2004	1.60	.90
June 30, 2004	1.40	.86
September 30, 2004	1.52	.65
December 31, 2004	1.81	1.07

As of March 10, 2005, we have approximately 97 record holders of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information relating to our compensation plan as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,951,717	$1.29	48,283
Equity compensation plans not approved by security holders	876,610	$1.50	2,123,390
Total	3,828,327	$1.34	2,171,673

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

We provide content, network technology and application publishing through North American wireless carriers. We earn revenue by distributing our content through major wireless carriers in North America. Our revenue model is driven by fees paid by consumers for wireless entertainment products and services. These fees may be collected by carriers, collected directly by our company, or some combination thereof. Currently, our revenue model is through collection by carriers. The revenue model does not rely on advertising or any other revenue source not directly related to the downloading of wireless entertainment content by consumers. A percentage of revenue is shared with the wireless carrier and the percentages vary for each carrier, depending upon the specific carrier agreement.

Currently, our content is sold for a download fee. The download fee model is based on a single fee per downloaded application or bundle of applications. Download fees are assessed on a per download basis for each game or bundle of games, ringtones, images and other features. Some of the download features will have expirations based on time.

We are a mobile media company whose products include ringtones, games, images and messaging services for mobile devices. We currently sell our products in North America through distribution agreements with major wireless operators, such as Cingular and Verizon. Most of our products are sold to consumers via our branded services with branding from major media companies such as Rolling Stone Magazine and ESPN Bassmaster. We call our strategy of delivering mobile content under media brands, the mobile channel strategy. The mobile channel strategy allows for the distribution of branded services, using content such as ringtones, games and images, with brands for a specific lifestyle category. For example, our Rolling Stone brand focuses on the music enthusiast lifestyle, and as such the products merchandised under the Rolling Stone brand are largely music related. We publish a mix of content owned by licensed brand owners and original content, with a focus on original content. We create content for use in the North American wireless market, through internal development, outsourced development and strategic alliances. We have been pursuing the branded channel strategy since our June 2004 launch of Rolling Stone.

During 2004, we signed agreements and launched branded service applications with Rolling Stone and ESPN. In the latter part of 2004, we signed agreements with Playboy.com, Napster LLC, and Beliefnet and we plan to launch branded service applications for those brands as early as the second quarter 2005. Branded services we provide for a particular brand may vary, but they will be some combination of ringtones, images, games, messaging and other content as cellphone technology capabilities become more advanced. We expect to sign additional media brands in the future. We believe the consumer recognition of the brands and the quality content provided are a competitive advantage in the market.

We have entered into agreements to distribute our applications on Verizon, USCellular, Alltel, Cingular mMode (formerly AT&T Wireless), Nextel, T-Mobile, Cingular Wireless MEdiaNet and Boost Mobile; which provide the terms and conditions under which our applications may be made available to end-users of these United States wireless carriers. In March 2005, we entered into agreements with two Canadian wireless carriers Microcell/Fido and Rogers. Relationships are also being pursued with other major wireless carriers in the United States, Canada, Latin America and South America.

Effective in August 2002, we entered into exclusive license agreements with Dwango Co., Ltd., which we refer to as Dwango Japan, which allow us to use Dwango Japan’s current and future wireless intellectual property and trademarks, subject to certain conditions and limitations. We are now focused on our mobile channel strategy and we do not anticipate using any further content from Dwango Japan and we expect, over time, to cease using content that was obtained from Dwango Japan. This content consists of various games which, since the launch of our Rolling Stone and ESPN branded services, is a small proportion of our overall revenue.

In 2004, we acquired Over-the-Air Wireless, Inc., (“OTA”) and we obtained: (i) software for the downloading of our games and ringtones and the billing of these downloads, (ii) the services of and employment agreements with three individuals, two of whom who currently hold the positions of chief executive officer and president, respectively, in our company, and (iii) two-year non-compete agreements all of which was valued at approximately $530,000. These individuals were formerly employed by OTA and are proficient with the software acquired and have experience and contacts in the wireless industry. By the end of 2004, we had substantially re-written and upgraded the software we acquired from OTA and judged the asset as impaired and fully expensed the unamortized value of that asset. The consideration for the transaction was the issuance of 681,000 shares of our common stock.  In addition, pursuant to the employment agreements with the three individuals referred to above, we issued options to purchase an aggregate of 964,913 shares of our common stock. One such individual is no longer employed by us.

As of March 4, 2005 we had 64 full-time employees. In connection with the expansion of our business, we may hire an additional 35 to 45 employees during 2005.

Our company achieved $1,645,000 in revenues in 2004 and is not profitable. We anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in our revenues from consumer acceptance of our branded service approach and the number of wireless mobile carriers who agree to carry our applications. As of December 31, 2004, we had an accumulated deficit of $15,810,000. Our operating expenses are approximately $800,000 per month, approximately 50% of which is for payroll, 15% of which is for marketing, and 35% of which is for our general operations. In January and February 2005, we have raised $15,700,000 and as a result we believe we can satisfy our cash requirements through December 31, 2005. As we hire additional employees to help in the launching of our branded service applications, we expect that our operating expenses will increase by approximately 5-10% per month over the next several months. We anticipate adding employees in the areas of product development and testing, business development, and marketing. Additional investments in operational infrastructure are expected to continue to be made. These expanded teams would focus on increased product development and promotional activities for existing brands licensed by us, as well as on acquisition of new licenses for consumer brands appropriate for the mobile marketplace. Acquisitions and partnerships are also planned. We plan to identify companies that offer complementary mobile entertainment infrastructure services. Additionally, acquisition of other game studios and/or media development studios is anticipated to boost production capabilities. We will need to generate a significant amount of increased revenues to achieve profitability. We cannot give you any assurance that we can accomplish any of the foregoing or achieve or sustain profitability or that our operating losses will not increase in the future.

Application Development

At this juncture, we typically build our applications (ringtones, games and images) internally. During 2004, we did have relationships with several companies, as described below, with respect to their development of game content on our behalf.

1464251 Ontario Inc. has produced two titles for us to date, BurnRate and Blink.

During 2004, we produced the Bassmaster Legendary Lunkers game internally. In 2005, we have launched two additional games developed internally, Rolling Stone 20 Questions and Beliefnet Spiritual Trivia. We currently have two new original games being produced internally.

In addition to games, we have developed our ringtone and media service, which allows consumers to download ringtones and images to their phones. We have our own catalog of over 2,700 polyphonic ringtones, 300 mastertones with ongoing production and licensing of new ringtones every month. We have an agreement with Rolling Stone and Real Networks to develop mobile content (games, ringtones and other media offerings and applications) using the Rolling Stone brand. Our first product launched under the agreement was a ringtone browser, which was launched in June 2004. Our primary target market for ringtones and media is broader than for games in North America. Ringtones and images for phones are attractive to older consumers as well as the targeted youth market. The resulting demographic includes youth, but expands beyond to encapsulate those between the ages of 14 to 35, although the heaviest users are still expected to be in the 14 to 24 age segment.

Our delivery platform incorporates a mobile ringtone catalog application that allows users to browse, search, sample and download the newest as well as the most popular ringtones, sorted by title, artist and category. Ringtone downloads are initiated through either a WAP browser or a downloadable BREW ringtone client, allowing for customers to purchase new ringtones directly from their phones.

Results of Operations

Revenue. During the year ended December 31, 2004, revenues were $1,645,000. During the comparable period in 2003, revenues were $22,000.

Increased revenues in 2004 resulted from sales of Rolling Stone Ringtones, ESPN Bassmaster, as well as a variety of other games available on Cingular, Nextel, Boost Mobile, Verizon Wireless, Alltel and AT&T Wireless and purchased by end users. In the near future we expect the number of applications available to end users to increase substantially due to our agreements with Playboy.com, Napster and Beliefnet.

Increased revenues in 2003 resulted from the games released by our company, available on Verizon Wireless and AT&T Wireless, and purchased by end-users. For the year ended December 31, 2003, a total of two applications, Star Exceed™, and dwango Racing™, were published on Verizon Wireless and three applications, Star Exceed™, Star Diversion™ and dwango Racing™, were published on AT&T Wireless. All of our revenues for 2003 were derived from games licensed by us from Dwango Japan.

Research and Development Expense. During the year ended December 31, 2004, we incurred research and development expenses of $2,587,000. During the year ended December 31, 2003, we incurred research and development expenses of $181,000. These expenses consist principally of salaries and related expenses.

The increase in research and development expenses was related to the development of products associated with branded content. R&D expenses are expected to continue to increase as we establish additional agreements requiring additional branded content. In addition, we expect to incur additional R&D expenses as we enter into distribution arrangements with new carriers.

Sales and Marketing Expense. During the year ended December 31, 2004, we incurred sales and marketing expenses of $1,161,000. For the year ended December 31, 2003, sales and marketing expenses were $32,000. These expenses consist principally of salaries, advertising and related expenses.

The increase in sales and marketing was related to an increase in payroll related expenses of approximately $480,000 due to the hiring of personal to promote our new channels of branded content. In addition, advertising related expenses increased to $411,000 due to promotion of our branded content.

General and Administrative Expense. During the year ended December 31, 2004, we incurred general and administrative expenses of $3,700,000. For the year ended December 31, 2003, general and administrative expenses were $3,895,000.

The decrease in general and administrative expenses is due to our decreased payroll related expenses as the bulk of payroll in 2003 was related to general and administrative activities. In 2003, research and development and sales and marketing functions were immaterial. In 2004, sales and marketing and research and development activities increased substantially necessitating both the movement of personnel out of general and administrative and into sales and marketing and research and development and the hiring of new employees for these areas.

Interest Expense. During the year ended December 31, 2004, we incurred interest expense of $2,588,000. For the year ended December 31, 2003, interest expense was $564,000.

The increase in interest expense is directly attributable to the accrual of interest and amortization of debt discount related to the 2003 8% senior convertible notes, the issuance and related accrual of interest and amortization of debt discount in 2004 of 9% senior convertible notes and the accretion attributable to our Series A and B convertible preferred stock.

Net Loss. Our net loss for the year ended December 31, 2004 was $9,683,000. Our net loss for the year ended December 31, 2003 was $4,650,000.

The increase in our net loss was primarily due to increased expenses to develop our branded content as well as interest expense related to our financings in 2004.

Liquidity and Capital Resources

As of December 31, 2004, we had a cash position of $82,000 and working capital of $667,000. At February 28, 2005, we had a cash position of $13,092,000. The increase in cash was due to the consummation in January and February 2005 of the financings described below. We anticipate that such funds will finance our operations through December 31, 2005.

We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. In January 2004, we completed a $1,700,000 financing of a Senior Convertible Note and warrants. In March 2004, we completed a $2,300,000 financing of a Senior Convertible Note and warrants. In June through August 2004, we raised an additional $1,250,000 through the issuance of 1,250 shares of Series A preferred stock and $3,000,000 through the issuance of 3,000 shares of Series B preferred stock. In January of 2005 we raised $700,000 in a Series C preferred stock financing which was later exchanged and included as part of our $15,000,000 Series D preferred stock financing in February 2005.

We anticipate that we will continue to issue equity and/or debt securities as the primary source of liquidity, when needed, until we generate positive cash flow from operations. We cannot give you any assurance that the necessary capital will be raised or that, if funds are raised, that it will be on favorable terms. Any future sales of securities to finance our company will dilute existing shareholders’ ownership.

During the year ended December 31, 2004, net cash used in operating activities totaled $7,829,000. During the year ended December 31, 2003, net cash used in operating activities totaled $2,883,000. This 179% increase is due to expansion of our business during 2004, and is primarily driven by our hiring of additional employees.

During the year ended December 31, 2004, cash outflows from investing activities totaled $59,000. During the year ended December 31, 2003, cash outflows from investing activities totaled $188,000. This decrease in investing activities is primarily due to the use of lease financing to acquire computer workstations and servers during 2003.

During the year ended December 31, 2004, net cash provided by financing activities totaled $7,970,000. During year ended December 31, 2003, net cash provided by financing activities totaled $2,778,000. This 187% increase is due to additional financings consummated by us that were necessary to fund our ongoing operations.

The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, which anticipates a significant expansion of operations, we expect that this will continue to require substantial capital to complete the expansion of our operations

The following table summarizes, as of December 31, 2004, our obligations and commitments to make future payments under debt and operating leases and pursuant to our agreements with Rolling Stone, Playboy, Napster and Beliefnet (for royalty and advertising):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	After 3-Years
Long-Term Debt	$5,915,000	$—	$5,915,000	$—
Capital Leases	133,000	58,000	75,000	—
Operating Leases*	774,000	339,000	435,000	—
Series A	1,250,000	—	1,250,000	—
Series B	3,000,000	—	3,000,000	—
Royalty Expense	1,163,000	1,118,000	45,000	—
Advertising Expense	1,000,000	726,000	274,000	—
Total	$13,235,000	$2,241,000	$10,994,000	$—

*Houston office is currently subleased for the duration of the lease term relieving $57,000 from Less Than 1 Year and $43,000 from 1 - 3 Years.

Our outstanding long-term debt as of December 31, 2004 consists of:

1.	$1,915,000 Senior Subordinated Convertible Promissory Notes bearing interest at the rate of 8% per annum. The principal balance of these notes, together with all interest accrued thereon, is due and payable on September 15, 2006.

2.	$1,700,000 Senior Convertible Promissory Note bearing interest at the rate of 9% per annum. The principal balance of this note, together with all interest accrued thereon, is due and payable on January 8, 2007.

3.	$2,300,000 Senior Convertible Promissory Note bearing interest at the rate of 9% per annum. The principal balance of this note, together with all interest accrued thereon, is due and payable on March 19, 2007.

Critical Accounting Policies

Software Development Costs

We account for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. SFAS No. 86 specifies that costs incurred internally in creating a software product should be charged to expense when incurred as research and development costs until technological feasibility has been established for the product. Once technological feasibility is established, all development costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established, in estimating the life of the product for which the capitalized costs will be amortized and in estimating if the carrying value of capitalized software costs is equal to or less than future operating profits from the associated products. To date, we have not capitalized any software development costs.

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletins Nos. 101 and 104 "Revenue Recognition." Revenue from wireless applications is recognized in the month in which delivery and acceptance of a purchase by the end-user occurs providing there is persuasive evidence of an arrangement, pricing is fixed and determinable and collectibility is probable. We recognize delivery and acceptance upon the occurrence of a download of an application to the end user. Persuasive evidence of an arrangement occurs when the carrier is notified of the end-user transaction and they place a charge on the end-user’s bill. The carrier reports to our company the product and dollar amount of revenue earned by our company which establishes that delivery and performance have occurred. The carriers report to our company provides evidence of collectibility and subsequent to the issuance of the carrier reports, the carrier remits the agreed upon price for each download which substantiates fixed and determinable pricing.

In accordance with Emerging Issues Task Force (EITF) No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," we recognize as revenues the net amount the wireless carrier or distributor pays to us upon the sale of our applications, net of any service or other fees earned and deducted by the wireless carrier or distributor. We have evaluated our wireless carrier agreements and have determined that we are not the principal when selling our applications through wireless carriers.

Impairment of Long-Lived Assets

We assess impairment of our intangible and long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." The carrying value of intangible assets with definite lives and other long-lived assets is reviewed on a regular basis for the existence of facts that may indicate that the assets are impaired. Such an asset is considered impaired when its estimated future cash flows are less than the amount of its carrying value. If the carrying value of this asset is deemed not recoverable, it is adjusted downwards to the asset’s estimated fair value.

Income Taxes

We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have recorded a full valuation allowance against our net deferred tax assets. We have maintained a full valuation allowance because we concluded that it was not likely we would realize the value of our deferred tax assets, in light of our history of net operating losses and limited operating history and potential limitations on the utilization of net operating loss carryovers.

Share-Based Payment

We currently account for share-based payment in accordance with APB No. 25. In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (FAS 123R) which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005 for small business filers, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R beginning January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoptions. We are evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting FAS 123R and we have not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123. We have not yet determined the impact of FAS 123R on our policies or plans, if any.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dwango North America Corp. and its wholly owned subsidiaries Dwango North America, Inc. and OTA Acquisition Corp. All significant inter-company transactions and balances have been eliminated in consolidation.

Item 7. Financial Statements

The financial statements begin on page F-1 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 8B.  Other Information

None.

Part III

Item 9. Directors and Executive Officers of the Registrant

The following sets forth certain information regarding the directors and executive officers of our company. Each director holds office until the next annual meeting of the stockholders and until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the board of directors of our company.

Name	Age	Position
Rick J. Hennessey	38	Director and Chief Executive Officer
Alexander U. Conrad	35	Director, President, Chief Operating Officer and Secretary
J. Paul Quinn	45	Chief Financial Officer and Treasurer
Victor A. Cohn	54	Director and Chairman of the Board
L. Derrick Ashcroft	76	Director
Vishal Bhutani	30	Director
Paul Eibeler	50	Director

Rick J. Hennessey joined our company in April 2003 as Vice President of Business Development of our wireless division. We no longer identify ourselves by divisions. Mr. Hennessey served as Vice President of Business Development of our wireless division from April 2003 until July 2003, at which time he became Executive Vice President of our company. In February 2004, Mr. Hennessey was elected a director of our company and was promoted to Chief Executive Officer and President of our company. Mr. Hennessey relinquished his title as President in March 2004. Mr. Hennessey co-founded Over-the-Air Wireless, Inc. in June 2001 and served as its Chief Executive Officer until our acquisition of such company in February 2004. Prior to that, from January 1996 to December 2002, Mr. Hennessey was Chief Executive Officer of Eversio Technologies, a mobile enterprise solutions provider. From January 1996 to the present, Mr. Hennessey has served as Chairman of Eversio Technologies.

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

J. Paul Quinn joined our company in March 2004 as our Chief Financial Officer. From November 2000 through October 2003, Mr. Quinn was the Chief Financial Officer of N2H2, Inc., a software development company. From August 1999 through October 2000, Mr. Quinn was the Senior Vice President of Finance and Administration for The Closeout Company, a discount retailer. From December 1993 through August 1999, he was Vice President and Controller of Fleming Retail Group, a retailer and wholesaler.

Victor A. Cohn has been the Chairman of our Board of Directors since March 2005. Since 2001, Mr. Cohn has served as the Chief Executive Officer of Focal Point Partners, a New York based business management firm that he founded. From 2000 to 2001, Mr. Cohn was the Chairman and co-founder of Alley Capital Partners, a provider of financing for early stage companies. Mr. Cohn was Senior Managing Director, Global Head of Equity Capital Markets at Bear, Stearns & Co. from 1996 through 2000, where Mr. Cohn also served as a member of the Commitment Committee and President's Council. Prior to such time, from 1992 to 1995, Mr. Cohn was Managing Director, Co-Head of Investment Banking and Head of Capital Markets at Union Bank of Switzerland. From 1978 to 1992, Mr. Cohn held various positions at Salomon Brothers, where he became Managing Director in 1985 and served as a member of the four-person Equity Operating Committee responsible for Salomon’s worldwide equity business. For much of his career at Salomon, he held the position of Global Head of Equity Capital Markets. Mr. Cohn is a member of the Board of Directors at Verity, Inc., an SEC reporting company that provides intellectual capital management software, where he is chairman of the nominating and governance committee, and at Peregrine Systems, an SEC reporting company that provides enterprise software, where he is chairman of the governance committee and a member of the audit committee.

L. Derrick Ashcroft has been a director of our company since November 2000. Mr. Ashcroft is currently the owner of the Flying X Ranch, a company engaged in the breeding of cattle. Since March 2005, Mr. Ashcroft has been a director of ICOP Digital, Inc., an SEC reporting company that delivers security, surveillance, and communications solutions, where he serves as chairman of the audit committee. From 1990 through the present, Mr. Ashcroft has been a director of Tata Technologies, Inc., a company engaged in providing consulting services to manufacturing and distribution companies on the strategic use of information technology and a member of the Tata group of companies. Mr. Ashcroft previously served on the board of directors of the following public and private companies in the United States and abroad: Leasing Edge Corporation, Access West, Inc., Publistix, Inc., Boreham Services, Ltd. (UK), Premier Laser Systems, and Westergaard.com, Inc. Mr. Ashcroft has served as President of AARK Enterprise, Inc., Senior Vice President of the Carteret Financial Group, Chairman of Ashcroft Rubin, Inc. and Chairman of Cardiopet, Inc.

Vishal Bhutani has been a director of our company since January 2004. From August 2002 through the present, Mr. Bhutani has been the Head of Research for Alexandra Investment Management, LLC, and the investment advisor for Alexandra Global Master Fund Ltd, an investor in our company. From March 2002 to August 2002, Mr. Bhutani was Vice President of Magten Asset Management, a company engaged in asset management. From August 2000 through March 2002, Mr. Bhutani was a Corporate Finance Specialist for McKinsey & Company, a management consulting firm. In 2000, Mr. Bhutani received his MBA in Finance from the NYU Stern School of Business.

Paul Eibeler has been a director of our company since August 2003. Since April 2004, Mr. Eibeler has been the President and a director of Take-Two Interactive Software, Inc., an SEC reporting company that develops, publishes and distributes interactive game software. Mr. Eibeler was also President of Take-Two Interactive Software, Inc. from July 2000 through July 2003 and a director of Take-Two Interactive from January 2001 through April 2003. From June 1997 through March 2000, Mr. Eibeler was Executive Vice President and General Manager of Acclaim North America, part of Acclaim Entertainment, Inc., which at the time was an SEC reporting company engaged in the development, publication, marketing and distribution of interactive entertainment software. Mr. Eibeler also was a consultant to Microsoft in connection with the development and launch of Microsoft’s Xbox.

In connection with their investment in our company, Alexandra Global Master Fund Ltd. is entitled to nominate two directors for election to the board of directors of our company. We have the right to approve their nominees, which approval may not unreasonably be withheld. Alexandra has currently nominated Vishal Bhutani to our board of directors.

In addition, in connection with our sale of Series B, we granted WPG Select Technology Fund, L.P., one of the investors in such financing, the right to nominate one director for election to the board of directors of our company. We have the right to approve their nominee, which approval may not be unreasonably withheld. To date, WPG Select Technology Fund, L.P. has not nominated a director.

Paul Eibeler and L. Derrick Ashcroft serve on the Audit Committee of the Board of Directors of our company. Mr. Ashcroft is the Chairman of such committee. The Audit Committee is responsible for overseeing management’s conduct in the financial reporting process, including reviews of our company’s annual, quarterly and other financial reports and its systems of internal accounting, bookkeeping, and financial controls. The Audit Committee is responsible for reviewing any non-audit services and special engagements to be performed by the independent registered public accounting firm and considering the effect of such performance on the their independence. The Audit Committee is also responsible for engaging and dismissing our company’s independent registered public accounting firm. In discharging its oversight role, the Audit Committee is empowered to meet and discuss with our company’s management and independent registered public accounting firm the quality and accuracy of our accounting principles, the completeness and clarity of our financial disclosures and other significant decisions made by management in the preparation of financial reports. Our Audit Committee does have an “audit committee financial expert” and it is Mr. Ashcroft, due to his extensive business experiences throughout his career.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms and written representations we have received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2004.

Code of Ethics
We have adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller, a copy of which was filed as an exhibit to our Form 10-KSB for the fiscal year ended December 31, 2003 and which is incorporated herein by reference. Employees conform to ethical business practices which are monitored by management.

Item 10. Executive Compensation.

The following table provides information concerning the annual and long-term compensation awarded, earned or paid to our chief executive officer and executive officers whose cash compensation exceeded $100,000 in 2004 (the “named executive officers”). For the period prior to September 29, 2003, the date of the acquisition by us of Dwango North America, Inc., the following table includes compensation earned at Dwango North America, Inc.

		Long-Term Compensation
		Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Award	Number of Securities Underlying Options	All Other Compensation (1)
Rick J. Hennessey	2004	$128,542	—	—	836,088	$960
Chief Executive Officer	2003	$53,125	—	—	—	—
	2002	—	—	—	—	—

Robert E. Huntley	2004	$96,667	—	—	—	—
Formerly Chief Executive Officer (resigned Feb.	2003	$86,000	—	—	1,030,074	—
2004) & Chairman of the Board (resigned	2002	$78,000	—	—	—	—
June 2004)

Alexander Conrad	2004	$108,750	—	—	570,737	$960
President & Chief Operating Officer	2003	$51,250	—	—	—	—
	2002	—	—	—	—	—

J. Paul Quinn	2004	$95,538	$14,250	—	351,000	$960
Chief Financial Officer	2003	—	—	—	—	—
	2002	—	—	—	—	—

(1) Includes stipend for broadband and cell phone use for business purposes.

Director Compensation

As compensation for services on our board of directors, Messrs. Bhutani, Eibeler and Ashcroft were each granted a non-qualified stock option to purchase 44,000 shares of common stock. Messrs. Eibeler and Ashcroft were each granted a non-qualified stock option to purchase 12,000 shares of common stock for serving as Chairmen of the Compensation Committee and Audit Committee, respectively. Each grant was at an exercise price of $1.30 per share. Each option is for a term of ten years commencing as of October 5, 2004 and is currently exercisable.

Effective March 8, 2005, we elected Victor Cohn to the Board of Directors of our company and appointed him as Chairman of the Board of Directors. In connection with the election of Mr. Cohn, we entered into a Director Agreement providing for a fee to Mr. Cohn for his services of $6,000 per month. Mr. Cohn is also entitled to normal attendance fees for meetings of the Board of Directors. We also granted Mr. Cohn options to purchase 300,000 shares of our common stock pursuant to our 2003 Equity Incentive Plan at an exercise price of $1.99 per share. One-twelfth of such options vested immediately and an additional one-twelfth will vest every three months until vested in full.

Each of our directors is entitled to an annual grant of options to purchase 24,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the day of grant, which options vest in full after one year. Each chairman of a committee of our board of directors is entitled to an annual grant of options to purchase 12,000 shares of common stock at an exercise price equal to the fair market value of our common stock on the day of grant, which options vest immediately. New directors that join our board of directors are entitled to an initial grant of options to purchase 44,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the day of grant, which options vest in full after one year.

Each director is reimbursed for his expenses incurred in connection with the performance of his duties as a director. In addition, each director is entitled to $500 per in-person meeting and $250 per telephonic meeting of the board of directors or any committee thereof in which he participates.

Option Grants in Last Fiscal Year

The following table provides information concerning individual grants of stock options made during 2004 to our named executive officers.

Name	Number of Securities Underlying Options(b)		Percent of Total Options Granted to Employees In 2004		Exercise Price (in $ per share)		Expiration Date
Rick J. Hennessey	410,088 300,000 25,000 1,000 100,000	(a)	10 7 1 — 2	%% % % %	$ $ $ $ $	1.45 1.25 1.25 1.25 1.30	4/14/13 3/30/14 3/30/14 3/30/14 10/4/14

Alexander Conrad	144,737(a) 300,000 25,000 1,000 100,000		4 7 1 — 2	%% % % %	$ $ $ $ $	1.45 1.25 1.25 1.25 1.30	4/14/13 3/30/14 3/30/14 3/30/14 10/4/14

J. Paul Quinn	300,000 1,000 50,000		7 0 1	% % %	$ $ $	1.25 1.25 1.30	3/30/14 3/30/14 10/4/14

(a)	Options were received in connection with our acquisition of Over-the-Air Wireless, Inc.
(b)	Mr. Huntley received no options in 2004.

Options Exercised in 2004 and Year End Values

The following table provides information concerning the exercise of stock options during 2004, and the value of unexercised options owned, by our named executive officers.

			Number of Securities Underlying Unexercised Options (1)		Value of Unexercised In-the-Money Options (2)
Name(3)	Shares Acquired On Exercise	Value Realized	Exercisable	UnExercisable	Exercisable	UnExercisable
Rick J. Hennessey	—	—	367,740	468,348	$152,296	$262,339
Alexander Conrad	—	—	146,614	424,123	$63,846	$244,649
J. Paul Quinn	—	—	1,000	350,000	$600	$207,500

(1)	Includes ownership of options as of December 31, 2004.
(2)	Based on closing price of our common stock as reported on the Over-the-Counter Bulletin Board on December 31, 2004.
(3)	Mr. Huntley’s options, pursuant to the terms of our 2003 Equity Incentive Plan, terminated 90 days after his resignation in June 2004 as Chairman of the Board.

Employment Agreements

On March 1, 2005, we entered into new Employment Agreements (the “Agreements”) with each of Rick J. Hennessey, our Chief Executive Officer, and Alexander U. Conrad, our President, Chief Operating Officer and Secretary. The Agreements are for a term of three years unless sooner terminated pursuant to the provisions thereof. The Agreements provide for an annual base salary of $190,000 for Mr. Hennessey and $170,000 for Mr. Conrad. The Agreements also provide for the payment of an amount equal to 100% of such base salary upon achieving certain annual performance targets. The employment of Mr. Hennessey or Mr. Conrad may be terminated by our company at any time with or without cause. Mr. Hennessey and Mr. Conrad may also terminate their employment at any time with or without good reason. (as defined in the Agreements). If the employment of Mr. Hennessey or Mr. Conrad is terminated by our company without cause or by either of Mr. Hennessey or Mr. Conrad for good reason, they shall be entitled to continue to receive their base salary for a period of twelve months and a pro rata percentage of any bonus amount to which they would have otherwise been entitled. The Agreements contain confidentiality, noncompete, and nonsolicitation covenants for Messrs. Hennessey and Conrad.

In accordance with the Agreements, on March 1, 2005 we granted under our 2003 Equity Incentive Plan ten year options to purchase an aggregate of (i) 100,000 shares of our common stock to Mr. Hennessey and (ii) 75,000 shares of our common stock to Mr. Conrad. Such options are exercisable at $1.94 per share and will vest as to 1/3 of such shares on each of the first, second and third anniversaries of the date of grant. Such options will vest in full in the event of termination of employment without cause or for good reason.

Provisions of our Charter and Bylaws

Our articles of incorporation provide that our company will indemnify any person who is or was a director, officer, employee, agent or fiduciary of our company to the fullest extent permitted by applicable law. Nevada law permits a Nevada corporation to indemnify its directors, officers, employees and agents against liabilities and expenses they may incur in such capacities in connection with any proceeding in which they may be involved, if (i) such director or officer is not liable to the corporation or its stockholders due to the fact that his or her acts or omissions constituted a breach of his or her fiduciary duties as a director or officer and the breach of those duties involved intentional misconduct, fraud or a knowing violation of law, or (ii) he or she acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the company, or that with respect to any criminal action or proceeding, he or she had reasonable cause to believe that his or her conduct was unlawful.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows as of February 8, 2005 the common stock owned by our directors and “named executive officers”, by persons known by us to beneficially own, individually, or as a group, more than 5% of our outstanding common stock and all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Beneficial Ownership of Capital Stock (2)	Percent of Common Stock
Robert E. Huntley (3)	2,800,322(4)	32.2%
Rick J. Hennessey	811,917(5)	9.2%
Alexander U. Conrad	278,330(6)	3.3%
J. Paul Quinn	101,000(7)	1.2%
L. Derrick Ashcroft	142,707(8)	1.7%
Vishal Bhutani (9)	44,000(10)	*
Paul Eibeler (11)	495,783(12)	5.7%
James Scibelli (13)	798,443(14)	8.9%
David Adams (15)	292,916	3.5%
James Scoroposki (16)	502,573(17)	5.8%
Silverman Partners(18)	566,114(19)	6.4%
Alexandra Global Master Fund Ltd. (20)	821,973(21)	9.9%
Dwango Co., Ltd. (22)	542,624	6.6%
HCFP/Brenner Securities, LLC (23)	526,296(24)	6.0%
RG Securities, LLC (25)	526,296(26)	6.0%
Weiss, Peck & Greer Investments, a division of Robeco U.S.A., LLC (27)	900,272(28)	9.9%
Trafelet & Company, LLC (29)	900,272(30)	9.9%
Meruelo Capital Partners (31)	900,272(32)	9.9%
Van L. Brady (33)	900,272(34)	9.9%
All directors and executive officers as a group (6 persons)	1,874,621(35)	19.1%

________________
*	Less than 1%
(1)	The address of each person, except as otherwise noted, is c/o Dwango North America Corp., 2211 Elliott Avenue, Suite 601, Seattle, WA 98121.
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

(3)	The address of Mr. Huntley is 222 Vanderpool Lane, Houston, Texas, 77024.
(4)	Includes 421,841 shares of common stock issuable upon the exercise of warrants held by Mr. Huntley.
(5)	Includes 519,001 shares of common stock issuable upon exercise of options held by Mr. Hennessey.
(6)	Includes 264,706 shares of common stock issuable upon exercise of options held by Mr. Conrad.
(7)	Consists of shares of common stock issuable upon exercise of options held by Mr. Quinn.
(8)	Consists of 142,707 shares of common stock issuable upon exercise of options held by Mr. Ashcroft.
(9)	The address of Mr. Bhutani is c/o Alexandra Investment Management, LLC, 767 Third Avenue, 39th Floor, New York, New York 10017.
(10)
Consists of shares of common stock issuable upon exercise of options held by Mr. Bhutani. Mr. Bhutani is the Head of Research for Alexandra Investment Management, LLC, the investment advisor for Alexandra Global Master Fund Ltd., one of the investors in our company. No shares owned by Alexandra are attributed to Mr. Bhutani.

(11)	The address of Mr. Eibeler is c/o Take-Two Interactive Software, Inc., 622 Broadway, New York, New York 10012.
(12)
Includes 52,632 shares of common stock issuable upon conversion of senior convertible promissory notes, 95,485 shares of common stock issuable upon exercise of warrants, and 306,000 shares of common stock issuable upon exercise of options held by Mr. Eibeler.

(13)	The address of Mr. Scibelli is c/o RG Securities, LLC, 900 Merchants Concourse, Suite 400, Westbury, NY 11590.
(14)
Includes 105,263 shares of common stock issuable upon conversion of senior convertible notes and 83,442 shares of common stock issuable upon exercise of warrants held by Mr. Scibelli, and 526,296 shares of common stock issuable upon exercise of warrants held by RG Securities, LLC, of which Mr. Scibelli may be deemed to be the beneficial owner.

(15)	The address of Mr. Adams is 1221 1st Ave. #1507, Seattle, WA 98101.
(16)	The address of Mr. Scoroposki is c/o Jaymar 189 South St. Oyster Bay, N.Y. 11771.
(17)	Includes 210,526 shares of common stock issuable upon conversion of senior convertible promissory notes and 166,883 shares of common stock issuable upon exercise of warrants held by Mr. Scoroposki.
(18)
The address of Silverman Partners is c/o Harvey Silverman, Spear, Leeds & Kellogg, 120 Broadway, 6th Floor, New York, NY 10271. Harvey Silverman has sole voting and investment power over these securities.

(19)
Consists of 315,789 shares of common stock issuable upon conversion of senior convertible promissory notes and 250,325 shares of common stock issuable upon exercise of warrants held by Silverman Partners.

(20)
The address of Alexandra Global Master Fund Ltd. is c/o Alexandra Investment Management, LLC, 767 Third Avenue, 39th Floor, New York, NY 10017. Alexandra Investment Management, LLC, a Delaware limited liability company (“AIM”), serves as investment adviser to Alexandra Global Master Fund Ltd., a British Virgin Islands company (“Alexandra”). By reason of such relationship, AIM may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Alexandra. AIM disclaims beneficial ownership of such shares of common stock. Messrs. Mikhail A. Filimonov (“Filimonov”) and Dimitri Sogoloff (“Sogoloff”) are managing members of AIM. By reason of such relationships, Filimonov and Sogoloff may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Alexandra. Mr. Vishal Bhutani (“Bhutani”) is a director of our company and employed by AIM.

(21)
The shares of common stock reported as beneficially owned by Alexandra includes 790,900 shares of outstanding common stock. Certain of the shares of common stock reported as beneficially owned are shares that Alexandra has the right to acquire upon conversion of notes and preferred stock and exercise of common stock purchase warrants. The notes, preferred stock and common stock purchase warrants held by Alexandra contain limitations on the conversion or exercise thereof which make such notes and shares of preferred stock inconvertible and such common stock purchase warrants unexercisable to the extent the holder would, upon conversion or exercise, beneficially own more than 9.9% of the common stock. The amount reported as beneficially owned is based on such limitations. In the absence of such limitations, Alexandra’s notes, preferred stock and common stock purchase warrants would be convertible into or exercisable for an aggregate of 12,114,462 shares of our common stock.

(22)
The address of Dwango Co., Ltd. is Hamacho Center Bldg., 2-31-1, Nihonbashi-Hamacho, Chuo-Ku, Tokyo, Japan 103-0007. Dwango Co., Ltd. is a public company in Japan, whose securities are traded on the Tokyo Stock Exchange.

(23)	The address of HCFP/Brenner Securities, LLC is 888 7th Avenue, 17th Floor, New York, New York 10106. Steven Shaffer has sole voting and investment power over these securities.

(24)	Consists of shares of common stock issuable upon exercise of warrants held by HCFP/Brenner Securities, LLC.
(25)	The address of RG Securities, LLC is 900 Merchants Concourse, Suite 400, Westbury, New York 11590. James Scibelli and Robert Scibelli have shared voting and investment power over these securities.
(26)	Consists of shares of common stock issuable upon exercise of warrants held by RG Securities, LLC.
(27)
The address of Weiss, Peck & Greer Investments, a division of Robeco USA, L.L.C. (“WPG Investments”), is Robeco USA, L.L.C., One New York Plaza, 30th Floor, New York 10004. WPG Investments is the investment manager for the following funds: WPG Select Technology Fund, L.P., a Delaware limited partnership (“WPG Select”); WPG Select Technology Overseas, Ltd., a Cayman Islands corporation (“WPG Overseas”); WPG Select Technology QP Fund, L.P., a Delaware limited partnership (“WPG QP”); WPG Software Fund, L.P., a Delaware limited partnership (“WPG Software”, and together with WPG Select, WPG Overseas, and WPG QP, the “WPG Funds”). By reason of such relationship, WPG Investments and the WPG Funds may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by WPG Investments. Mr. George Boyd (“Boyd”) is the Head of Equity of WPG Investments and each of the WPG Funds and Mr. Ben Taylor (“Taylor”) is a Managing Director of WPG Investments and each of the WPG Funds as well as portfolio manager of each of the WPG Funds. By reason of such relationships, Boyd and Taylor may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by WPG Investments. WPG Investments has a broker-dealer affiliate.

(28)
The shares of common stock reported as beneficially owned by WPG Investments are shares that such holder has the right to acquire upon conversion of preferred stock and exercise of common stock purchase warrants held by the WPG Funds. Such preferred stock and common stock purchase warrants contain limitations on the conversion or exercise thereof which make such shares of preferred stock inconvertible and such common stock purchase warrants unexercisable to the extent that either WPG Investments or the holder would, upon conversion or exercise, beneficially own more than 9.9% of the common stock. The amount reported as beneficially owned is based on such limitations. In the absence of such limitations, such preferred stock and common stock purchase warrants would be convertible into or exercisable for an aggregate of 6,451,610 shares of our common stock. Furthermore, in the absence of such limitations, the preferred stock and common stock purchase warrants held by each of the WPG Funds would be convertible into or exercisable for an aggregate of the following number of shares of our common stock: WPG Select - 489,064 shares; WPG Overseas - 1,940,130 shares; WPG QP - 2,009,902 shares; and WPG Software - 2,012,514 shares.

(29)
The address of Trafelet & Company, LLC (“Trafelet”), is 900 Third Avenue, 5th Floor, New York, NY 10022. Trafelet is the investment manager for the following funds: Delta Pleiades, LP, (“Delta Pleiades”); Delta Offshore, Ltd, (“Delta Offshore”); Delta Institutional, LP, (“Delta Institutional”); and Delta Onshore, LP, (“Delta Onshore”, and together with Delta Pleiades, Delta Offshore and Delta Institutional, the “Delta Funds”). By reason of such relationship, Trafelet and the Delta Funds may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Trafelet. Peter J. Hofbauer (“Hofbauer”) is the Chief Operating Officer of Trafelet and Remy W. Trafelet (“RWT”) is managing member of Trafelet. By reason of such relationships, Hofbauer and RWT may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Trafelet.

(30)
The shares of common stock reported as beneficially owned by Trafelet are shares that such holder has the right to acquire upon conversion of preferred stock and exercise of common stock purchase warrants held by the Delta Funds. Such preferred stock and common stock purchase warrants contain limitations on the conversion or exercise thereof which make such shares of preferred stock inconvertible and such common stock purchase warrants unexercisable to the extent that either WPG Investments or the holder would, upon conversion or exercise, beneficially own more than 9.9% of the common stock. The amount reported as beneficially owned is based on such limitations. In the absence of such limitations, such preferred stock and common stock purchase warrants would be convertible into or exercisable for an aggregate of 8,357,141 shares of our common stock. Furthermore, in the absence of such limitations, the preferred stock and common stock purchase warrants held by each of the Delta Funds would be convertible into or exercisable for an aggregate of the following number of shares of our common stock: Delta Pleiades - 556,231 shares; Delta Offshore - 3,903,640 shares; Delta Institutional - 3,309,410 shares; and Delta Onshore - 587,860 shares.

(31)	The address of Meruelo Capital Partners (“Meruelo”) is 9550 Firestone Blvd. Suite 105, Downey, California 90241. Alex Meruelo has voting and investment power over these securities.
(32)
The shares of common stock reported as beneficially owned by Meruelo are shares that such holder has the right to acquire upon conversion of preferred stock and exercise of common stock purchase warrants. Such preferred stock and common stock purchase warrants contain limitations on the conversion or exercise thereof which make such shares of preferred stock inconvertible and such common stock purchase warrants unexercisable to the extent that the holder would, upon conversion or exercise, beneficially own more than 9.9% of the common stock. The amount reported as beneficially owned is based on such limitations. In the absence of such limitations, such preferred stock and common stock purchase warrants would be convertible into or exercisable for an aggregate of 2,321,428 shares of our common stock.

(33)
The address of Van L. Brady (“Brady”) is 44 Montgomery Street, Suite 2110, San Francisco, CA 94194. Brady is the general partner of Presidio Partners, (“Presidio”), Geary Partners, (“Geary”), and Brady Retirement Fund, LP, (“Brady Retirement Fund”, and together with Presidio and Geary, the “Brady Funds”). By reason of such relationship, Brady and the Brady Funds may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Brady.

(34)
The shares of common stock reported as beneficially owned by Brady are shares that such holder has the right to acquire upon conversion of preferred stock and exercise of common stock purchase warrants held by the Brady Funds. Such preferred stock and common stock purchase warrants contain limitations on the conversion or exercise thereof which make such shares of preferred stock inconvertible and such common stock purchase warrants unexercisable to the extent that either Brady or the holder would, upon conversion or exercise, beneficially own more than 9.9% of the common stock. The amount reported as beneficially owned is based on such limitations. In the absence of such limitations, such preferred stock and common stock purchase warrants would be convertible into or exercisable for an aggregate of 928,571 shares of our common stock. Furthermore, in the absence of such limitations, the preferred stock and common stock purchase warrants held by each of the Brady Funds would be convertible into or exercisable for an aggregate of the following number of shares of our common stock: Presidio - 473,571 shares; Geary - 351,910 shares; and Brady Retirement Fund - 103,090.

(35)
Includes 1,548,625 shares of common stock issuable upon conversion of senior convertible notes and exercise of options and warrants held by the directors and executive officers. Does not include options to purchase 300,000 shares of common stock issued to Victor Cohn who was elected to our board of directors effective March 8, 2005.

Item 12. Certain Relationships and Related Transactions

In connection with the founding of our company, Robert E. Huntley received 2,887,642 shares of our common stock. Mr. Huntley provided services to our company in consideration for the receipt of such stock in our company. He subsequently transferred 696,741 shares of such common stock to Huntley Family Trust and 139,348 shares of such common stock to Huntley Trust No.2. Such trusts have recently distributed such shares to the respective beneficiaries thereof. In connection with his serving as an officer and director of our company, Mr. Huntley also received options to purchase 1,030,074 shares of our common stock, which options expired in 2004 in view of his termination of services with our company.

In April 2001, Marilyn Miller, the wife of Robert E. Huntley, loaned our company $50,000 as evidenced by a promissory note dated April 27, 2001 bearing interest at a rate of 10% per annum. Such note was modified, renewed, and extended by agreement between our company and Marilyn Miller dated April 23, 2002. Such note was contributed to the capital of our company on August 30, 2002. In addition, on April 23, 2002, Ms. Miller loaned to our company another $50,000, as evidenced by a promissory note dated April 23, 2002, bearing interest at a rate of 10% per annum. This note was repaid in full as of August 30, 2002.

In May 2003, Mr. James Scibelli purchased $100,000 of our senior convertible promissory notes, convertible into 105,263 shares of common stock, and warrants to purchase 83,442 shares of common stock pursuant to an offering, completed in September 2003, in which RG Securities, LLC and HCFP/Brenner Securities, LLC acted as co-placement agents. RG Securities and HCFP/Brenner Securities received an aggregate cash fee of $272,500 and warrants to purchase an aggregate 417,208 shares of our common stock for acting as co-placement agents for such offering. Mr. Scibelli is currently the beneficial owner of 8.9% of our common stock and in March 2004 became a director of our company. Mr. Scibelli subsequently resigned as a director of our company in October 2004. RG Securities, LLC and HCFP/Brenner Securities, LLC are each currently the beneficial owner of 6.0% of our common stock. All of the cash fees paid and warrants issued to RG Securities, LLC and HCFP/Brenner Securities, LLC describe in this section, “Certain Transactions,” were divided by these two firms.

On November 19, 2003, Paul Eibeler was granted a non-qualified stock option to purchase 250,000 shares of common stock at an exercise price of $1.50 per share. The option is for a term of ten years and is immediately exercisable. The option was issued in consideration of his services to our company as a director and, in addition to his services as a director, the provision by Mr. Eibeler of business and consulting services to our company, consisting primarily of advice regarding the strategic direction of the company.

RG Securities, LLC and HCFP/Brenner Securities, LLC received placement compensation in connection with our sale of 250,000 shares of common stock and warrants to purchase 315,790 shares of common stock to Alexandra Global Master Fund Ltd. for an aggregate purchase price of $300,000 in December 2003. RG Securities and HCFP/Brenner Securities received an aggregate cash fee of $24,000 and warrants to purchase an aggregate of 50,000 shares of our common stock.

RG Securities, LLC, and HCFP/Brenner Securities, LLC received placement compensation in connection with our sale of $1,700,000 aggregate principal amount of 9% senior convertible notes due January 2007, convertible into 1,827,957 shares of common stock, and 913,978 common stock purchase warrants to Alexandra Global Master Fund Ltd. in January 2004. RG Securities and HCFP/Brenner Securities received an aggregate cash fee of $136,000 and warrants to purchase an aggregate of 212,500 shares of our common stock.

In January 2004, we issued to HCFP/Brenner Securities, LLC and RG Securities, LLC warrants to purchase an aggregate of 10,284 shares of our common stock, valued at $13,000, in consideration of their deferment of cash fees owing to them.

From October through December 2003, Robert E. Huntley, a former officer and director of our company, and Paul Eibeler, one of our outside directors, advanced an aggregate of $392,000 and $50,000, respectively to our company. In January 2004, such individuals elected to apply such amounts toward the purchase of an aggregate of 326,667 and 41,667 shares of our common stock ($1.20 per share), respectively, and warrants to purchase 421,841 and 53,764 shares of our common stock at an exercise price of $.93 per share, respectively, in full satisfaction of the amounts previously advanced.

On February 4, 2004, we entered into a transaction with Over-the-Air Wireless, Inc., a company engaged in the wireless ringtone business. Rick J. Hennessey, Alexander U. Conrad, David Adams and Mark Sanders were the sole shareholders of Over-the Air Wireless, Inc. Mr. Hennessey was the chief executive officer, Mr. Conrad was the director of marketing and finance and David Adams was the President and Chief Technology Officer for Over-the-Air Wireless, Inc. At the time of the transaction, Rick J. Hennessey was our executive vice president and Alexander U. Conrad and David Adams were employees of ours. Rick J. Hennessey has become our chief executive officer and Alexander U. Conrad has become our president, chief operating officer and secretary. David Adams became our vice president of development. David Adams is no longer employed by us. In connection with the transaction, we issued (i) to Rick J. Hennessey and David Adams, 292,916 shares of our common stock each, (ii) to Alexander U. Conrad, 13,624 shares of our common stock, and (iii) to Mark Sanders, 81,744 shares of our common stock. We granted the former Over-the-Air Wireless, Inc. shareholders customary piggyback registration rights and agreed that we would include their shares of common stock in a registration statement filed within six months of our acquisition of Over-the-Air Wireless, which six-month filing requirement has been waived by Messrs. Hennessey and Conrad, the only such persons whose shares have not yet been registered. In addition, we entered into employment agreements with each of Messrs. Hennessey, Conrad and Adams, and issued options to purchase 410,088 shares of common stock to each of Mr. Hennessey and Mr. Adams and options to purchase 144,737 shares of common stock to Mr. Conrad. The value of the shares of common stock issued to the former shareholders of Over-the-Air Wireless, Inc. was $1,000,000 and the value of the options issued was $1,217,000 (of which $517,000 is attributable to Mr. Hennessey’s options and $183,000 is attributable to Mr. Conrad’s options) based upon the Black-Scholes option pricing model, with the following assumptions: 94% volatility, 6 year expected life, risk free interest rate of 3.41% and a dividend yield of 0%.

RG Securities, LLC and HCFP/Brenner Securities, LLC received placement compensation in connection with our sale of $2,300,000 aggregate principal amount of 9% senior convertible notes due March 2007, convertible into 2,473,118 shares of common stock, and 1,236,559 common stock purchase warrants to Alexandra Global Master Fund Ltd. in March 2004. RG Securities and HCFP/Brenner Securities received an aggregate cash fee of $184,000 and warrants to purchase an aggregate of 287,500 shares of our common stock.

RG Securities, LLC and HCFP/Brenner Securities, LLC may receive placement compensation in connection with our sale of an aggregate of 1,250 shares of Series A and 1,345,087 common stock purchase warrants to Alexandra Global Master Fund Ltd. in June, July and August 2004. The amount of such compensation has not yet been determined, although we anticipate that the amount will not exceed $100,000 in the aggregate and warrants to purchase an aggregate of 208,333 shares of our common stock.

In connection with their investments in our company, Alexandra Global Master Fund Ltd. is entitled to nominate two directors for election to the board of directors of our company. We have the right to approve their nominees, which approval may not be unreasonably withheld. Alexandra has currently nominated Vishal Bhutani to our board of directors.

The conversion and exercise prices, and number of shares of common stock underlying the notes, warrants and preferred stock referred to above, have been adjusted based upon anti-dilution provisions triggered by the sale of our Series B and series D convertible preferred stock.

Item 13. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

Number	Description

2
Agreement and Plan of Reorganization, dated September 19, 2003, among Woodland Hatchery, Inc., Dwango North America, Inc. and the securityholders of Dwango listed therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.1
Articles of Incorporation, as amended to date (incorporated by reference to Exhibits 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 6, 2001 and Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.2
Certificate of Designations of Series A (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: June 14, 2004) filed with the Securities and Exchange Commission on June 21, 2004)

3.3
Amendment to Certificate of Designations of Series A (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: August 25, 2004) filed with the Securities and Exchange Commission on August 31, 2004

3.4
Certificate of Designations of Series B (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (Date of Report: August 25, 2004) filed with the Securities and Exchange Commission on August 31, 2004

3.5
Certificate of Designations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 12, 2005) filed with the Securities and Exchange Commission on January 18, 2005

3.6
Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 1, 2005) filed with the Securities and Exchange Commission on February 3, 2005

3.7
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (Date of Report: June 1, 2004) filed with the Securities and Exchange Commission on June 3, 2004)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3 the Form 8-A filed with the Securities and Exchange Commission on June 3, 2004)
4.2
Form of 8% Senior Convertible Promissory Note due 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.3
9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.4
Form of Warrants to purchase 41,722 shares of common stock issued in August 2002 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.5
Form of Warrants to purchase an aggregate of 83,444 shares of common stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.6
Form of Warrants to purchase an aggregate of 2,086,037 shares of common stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.7
Form of Warrants to purchase an aggregate of 417,208 shares of common stock issued to HCFP/Brenner Securities, LLC and RG Securities, LLC for acting as placement agent in connection with the September 2003 private placement (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.8
Form of Bridge Warrants issued to Alexandra Global Master Fund (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.9
Form of Warrants to purchase an aggregate of 272,784 shares of common stock issued to HCFP Brenner Securities and RG Securities, LLC (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.10
Warrant issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.11
Form of Registration Rights Agreement relating to 834,465 shares of common stock and 83,444 shares of common stock underlying warrants issued by the registrant in October 2002 (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.12
Form of Registration Rights Agreement relating to shares of common stock underlying 8% senior convertible notes due 2006 and related warrants issued by the registrant in offering completed in September 2003 (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.13
Registration Rights Agreement, dated February 4, 2004, among Dwango North America Corp. and the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

4.14
9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.15
Warrant issued to Alexandra Global Master Fund Ltd., dated March 19, 2004 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.16
Subscription Agreement, dated June 14, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: June 14, 2004) filed with the Securities and Exchange Commission on June 21, 2004)

4.17
Warrant issued to Alexandra Global Master Fund Ltd. dated June 14, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: June 14, 2004) filed with the Securities and Exchange Commission on June 21, 2004)

4.18
Subscription Agreement, dated July 2, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: July 2, 2004) filed with the Securities and Exchange Commission on July 8, 2004)

4.19
Warrant issued to Alexandra Global Master Fund Ltd. dated July 2, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: July 2, 2004) filed with the Securities and Exchange Commission on July 8, 2004)

4.20
Subscription Agreement, dated August 2, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: August 2, 2004) filed with the Securities and Exchange Commission on August 5, 2004)

4.21
Warrant issued to Alexandra Global Master Fund Ltd. dated August 2, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: August 2, 2004) filed with the Securities and Exchange Commission on August 5, 2004)

4.22
Subscription Agreement, dated August 26, 2004, between Dwango North America Corp. and the investors named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: August 25, 2004) filed with the Securities and Exchange Commission on August 31, 2004)

4.23
Form of Warrant issued to investors in August 2004 Series B financing (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: August 25, 2004) filed with the Securities and Exchange Commission on August 31, 2004)

4.24
Subscription Agreement, dated January 12, 2005, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 12, 2005) filed with the Securities and Exchange Commission on January 18, 2005)

4.25
Warrant issued to Alexandra Global Master Fund Ltd. dated January 12, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: January 12, 2005) filed with the Securities and Exchange Commission on January 18, 2005)

4.26
Subscription Agreement, dated February 1, 2005, between Dwango North America Corp. and the investors named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 1, 2005) filed with the Securities and Exchange Commission on February 3, 2005)

4.27
Form of Warrant to purchase an aggregate of 3,365,035 shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: February 1, 2005) filed with the Securities and Exchange Commission on February 3, 2005)

10.1
2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.2
Office Lease Agreement, dated April 25, 2002, by and between Queen Anne Square, LLC and Dwango North America Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.3
Office Lease Agreement, dated November 2002, between San Felipe Plaza, Ltd. and Dwango North America, Inc., as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.4
Bridge Agreement, dated December 12, 2003, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.5
Note Purchase Agreement, dated January 8, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.6
Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Robert E. Huntley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.7
Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Paul Eibeler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.8
Agreement and Plan of Merger, dated as of February 4, 2004, among Dwango North America Corp., OTA Acquisition Corp., Over-the-Air Wireless, Inc., and the stockholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.9
Note Purchase Agreement, dated March 19, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.10
Form of Employment Agreement between Dwango North America Corp. and each of Rick J. Hennessey, David Adams, and Alexander U. Conrad (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.11
Form of Assignment of Inventions Agreement between Dwango North America Corp. and each of the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.12
Software License Agreement between ALLTEL Communications Inc. and Dwango North America Inc. executed December 19, 2003 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.13 *
Direct Bill Services Agreement between Cingular Wireless LLC and Dwango North America, Inc. executed on January 9, 2004 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.14 *
Software Distribution Agreement between Motorola, Inc. and Dwango North America, Inc. executed September 24, 2003 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.15 *
License and Revenue Sharing Agreement between NEC America, Inc. and Dwango North America, Inc. effective January 1, 2003 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.16 *
Java Wireless Applications Agreement between T-Mobile USA, Inc. and Dwango North America, Inc. effective as of September 3, 2003 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.17
Brew Application License Agreement between Cellco Partnership d/b/a Verizon Wireless and Dwango North America Inc. Submitted via click through web interface on October 11, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.18
Brew Pricing Terms and Carrier Agreement between Qualcomm Incorporated and Dwango North America, Inc. Submitted via click through on May 21, 2002 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.19
Amendment No. 1 to Brew Developer Agreement between Qualcomm Incorporated and Dwango North America, Inc. effective as of May 17, 2002 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.20
Mobile Channel Agreement between AT&T Wireless Services, Inc. and Dwango North America, Inc. effective as of September 26, 2002 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.21 *
Addendum to Mobile Channel Agreement Digital Goods Electronic Wallet between AT&T Wireless Services, Inc. and Dwango North America, Inc., dated September 26, 2002 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.22
Letter agreement, dated January 8, 2004 with Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.23
Marilyn Miller notes and extension (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.24
License Agreement, dated October 29, 2003, between Dwango North America, Inc. and Enorbus Technologies (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.25
Technology License Agreement, dated August 14, 2002, between Dwango North America, Inc. and Dwango Co. Ltd. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.26
Trademarks License Agreement between Dwango Co., Ltd. and Dwango North America, Inc., effective as of August 14, 2002 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.27
Letter agreement, dated March 19, 2004 with Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.28 *
Licensing Agreement effective as of March 30, 2004 by and between Dwango North America Corp., RealNetworks, Inc. and Rolling Stone LLC. (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.29 *
Licensing Agreement, effective as of January 14, 2004, between Dwango North America Corp. and ESPN Enterprises, Inc. (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.30
Placement Agent Agreement dated April 30, 2002 by and among Dwango North America, Inc., HCFP/Brenner Securities, LLC and RG Securities LLC, as amended (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.31 *
Digital Item License and Distribution Agreement, dated June 4, 2004, by and between Nextel Operations, Inc. and Dwango North America Corp. (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.32 *
Amendment No. 1 to Mobile Channel Agreement, dated June 8, 2004, between AT&T Wireless Services and Dwango North America, Inc. (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.33 *
Amendment No. 1 to Digital Item License and Distribution Agreement, effective as of June 18, 2004, between Nextel Operations, Inc. and Dwango North America Corp. (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.34 *
T-Mobile Current Gateway Program Agreement between T-Mobile USA, Inc. and Dwango North America Corp. effective July 30, 2004 (incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission August 20, 2004)

10.35*
License Agreement, dated September 7, 2004 between Dwango North America Corp. and Beliefnet, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-119268) that was declared effective by the Securities and Exchange Commission on November 10, 2004)

10.36*
License Agreement for access to wireless network, entered into on October 22, 2004, between Dwango North America Corp. and Nextel Operations Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission November 19, 2004)

10.37*	Wireless Distribution Agreement between Dwango North America Corp. and Playboy.com, Inc. entered into on November 18, 2004.
10.38*	License Agreement, between Dwango North America Corp. and Napster, LLC entered into on November 29, 2004.
10.39	Sub-lease contract between Dwango North America Corp. and Microsoft Corporation entered into on December 14, 2004.
10.40*	Content Provider Standard Service Agreement between Dwango North America Corp. and Wmode Inc. with an effective date of March 10, 2005.
10.41
Employment Agreement, dated March 1, 2005, between Dwango North America Corp. and Rick J. Hennessey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 1, 2005) filed with the Securities and Exchange Commission on March 7, 2005)

10.42
Employment Agreement, dated March 1, 2005, between Dwango North America Corp. and Alexander U. Conrad (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 1, 2005) filed with the Securities and Exchange Commission on March 7, 2005)

10.43
Director Agreement, dated March 8, 2005, between Dwango North America Corp. and Victor Cohn (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 8, 2005) filed with the Securities and Exchange Commission on March 14, 2005)

14
Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

21	Subsidiaries:
Dwango North America, Inc. is a Texas corporation
OTA Acquisition Corp. is a Washington corporation
23	Consent of Eisner LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Requested Confidential Treatment

Item 13B. Reports on Form 8-K

On October 6, 2004, we filed a Current Report on Form 8-K to report, as an Item 5.02 disclosure, the resignation of James Scibelli as a member of the board of directors of our company.

On October 28, 2004, we filed a Current Report on Form 8-K to report, as an Item 1.01 disclosure, the execution of a license agreement with Nextel Operations Inc.

On November 24, 2004, we filed a Current Report on Form 8-K to report, as an Item 1.01 and 2.02 disclosure, the execution of a wireless distribution agreement with Playboy.com, Inc. and the results of operations of our company for the quarter ended September 30, 2004.

On December 3, 2004, we filed a Current Report on Form 8-K to report, as an Item 1.01 disclosure, the execution of a license agreement with Napster, LLC.

On December 20, 2004, we filed a Current Report on Form 8-K, which was amended on December 27, 2004, to report, as an Item 1.01 and 2.03 disclosure, the execution of a sublease with Microsoft Corporation.

Item 14. Principal Accounting Fees and Services

Eisner LLP served as our registered public accounting firm for the years ended December 31, 2004 and December 31, 2003. During the two fiscal years ended December 31, 2004, the aggregate fees for accounting services billed to Dwango were as follows:

Audit Fees

The aggregated fees billed by Eisner LLP for the year ended December 31, 2004 for professional services rendered for it’s audit of our annual financial statements and review of our unaudited financial statements included in our Form 10-QSB for 2004 were $141,000. The aggregated fees billed by Eisner LLP for the year ended December 31, 2003 for professional services rendered for it’s audit of our annual financial statements and review of our unaudited financial statements included in our Form 10-QSB for 2003 were $185,000.

Audit-Related Fees

Eisner LLP did not provide any assurance and related services in 2004 or 2003 that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the preceding paragraph.

Tax Fees

The aggregate fees billed by Eisner LLP in 2004 for professional services rendered for tax compliance, tax advice or tax planning were $9,000. There were no fees billed by Eisner LLP in 2003 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

The aggregate fees billed by Eisner LLP in 2004 for professional services rendered other than those described above consisting primarily of services relating to the review of our registration statements and issuance of related consents were $178,000. The aggregate fees billed by Eisner LLP in 2003 for professional services rendered other than those described above consisting primarily of services relating to the review of our registration statement were $31,000

Pre-Approval Policies

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

We have audited the accompanying balance sheet of Dwango North America Corp. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, capital deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Dwango North America Corp. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

Eisner LLP
New York, NY
March 4, 2005

Dwango North America Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
(In Thousands)

December 31,
2004
ASSETS
Current Assets:
Cash	$82
Accounts Receivable	803
Prepaid Royalties	793
Prepaid expenses	286
Other current assets	83

Total current assets	2,047

Fixed assets, (net)	251
Deferred financing costs	765
Intangibles, net	49
Prepaid License	288

$3,400

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,335
Current portion of lease obligation	45

Total current liabilities	1,380

Long-Term Liabilities:
Senior convertible notes payable, net of debt
discount of $4,070,000	1,845
Accrued interest - senior convertible notes	264
Long term portion of lease obligation	79

Total Liabilities	3,568

Preferred stock $.001 par value authorized 10,000 shares

Redeemable Series A Convertible Preferred stock,
$.001 par value; issued and outstanding 1,250 shares;
including $71,000 of accrued dividends and net of debt
discount and deferred financing of $1,122,000.	199

Redeemable Series B Convertible Preferred stock,
$.001 par value; issued and outstanding 3,000 shares;
including $124,000 of accrued dividends and net of debt
discount and deferred financing of $2,158,000.	966

Capital deficit:
Common stock, $.001 par value; 50,000,000 shares
authorized; issued and outstanding 8,251,000
shares	8
Additional paid-in capital	14,469
Accumulated deficit	(15,810)

Total capital deficit	(1,333)

$3,400

See notes to Consolidated Financial Statements

Dwango North America Corp. and Subsidiaries
Consolidated Statement of Operations
(In Thousands, except per share data)

	Year Ended
	Dectember 31,
	2004	2003

Net Revenue	$1,645	$22

Cost of revenues	986	—

Gross profit	659	22
Expenses:
Sales and marketing	1,161	32
Research and development	2,587	181
General and administrative	3,700	3,895

Operating loss	(6,789)	(4,086)

Other expenses:
Interest expense, including
amortization of debt issuance cost
and interest on convertible notes,
net of interest income	2,588	564
Loss on impairment of intangible asset	306	—

Net loss	$(9,683)	$(4,650)
Accretion and deemed dividends on redeemable
preferred stock	(660)	—

Net Loss attributable to
common stockholders	$(10,343)	$(4,650)

Common share data:
Basic and diluted loss per share	$(1.47)	$(0.92)

Weighted average number of
basic and diluted common
shares outstanding	7,058	5,078

See notes to Consolidated Financial Statements

Dwango North America Corp. and Subsidiaries
Consolidated Statements of Capital Deficit
(In Thousands)

	Preferred Stock		Common Stock
	$.001 Par Value		$.001 Par Value		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Capital
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2003			4,841	$5	$1,573	$(1,477)	$101

Warrants issued in connection with notes
payable, net					2,059		2,059
Conversion of note payable from related party			83		100		100
Common stock issued in acquisition of
SOMA Games			39		48		48
Options granted to consultant/director					198		198
Options granted to employee					25		25
Reverse merger stock issuance			660
Sale of 250,000 shares of stock			250		276		276
Net loss for the year ended
December 31, 2003						(4,650)	(4,650)

Balance at December 31, 2003			5,873	5	4,279	(6,127)	(1,843)

Conversion of cash advance from related party			369		442		442
Common stock issued in connection with purchase of
software and covenants not to compete			681	1	529		530
Stock issued in connection with employment agreements			2		3		3
Warrants issued in connection with brand licensing
agreement					440		440
Common stock issued for services			50		68		68
Warrants issued in connection with notes payable					2,269		2,269
Warrants issued to investment bankers in
connection with fund raising services					71		71
Warrants issued in connection with Series A
preferred stock and stock issuance costs					804		804
Preferred stock issued in connection with private
financing Series A preferred stock	1.250						—
Warrants issued in connection with Series B
preferred stock and stock issuance costs					2,384		2,384
Preferred stock issued in connection with private
financing Series B preferred stock	3.000						—
Warrants issued to convertible notes payable
in connection with issuance of Series B					2,173		2,173
Warrants issued to convertible Series A
in connection with issuance of Series B					381		381
Common stock issued in payment of interest on
senior convertible notes			226		288		288
Common stock issued upon conversion of principal			679	1	646		647
and accrued interest on senior convertible notes
Common stock issued upon exercise of warrants			371	1	352		353
Accretion and deemed dividend on preferred stock					(660)		(660)
Net loss for the year ended
December 31, 2004						(9,683)	(9,683)

Balance at December 31, 2004	4.250	$—	8,251	$8	$14,469	$(15,810)	$(1,333)

See notes to Consolidated Financial Statements

Dwango North America Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended
	December 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(9,683)	$(4,650)
Adjustments to reconcile net loss to
net cash used in operating
activities:
Depreciation expense	106	54
Write off of fixed assets (net)	64
Common stock issued for rent		17
Common stock issued as compensation	3	48
Option issued to consultant/director		198
Optons granted to employee		25
Amortization of debt discount	1,727	345
Amortization of intangible assets	41
Write off of intangible assets	440
Amortization of prepaid licenses	152
Deferred financing cost	414	125
Changes in:
Accounts receivable	(794)	(9)
Prepaid expenses	(1,012)	14
Other assets	(63)	(12)
Accounts payable and	253	872
accrued expenses
Accrued Interest	523	90

Net cash used in
operating activities	(7,829)	(2,883)

Cash flows from investing activities:

Deferred acquisition cost	39	(39)
Leasehold improvements	(8)
Purchase of fixed assets	(90)	(149)

Net cash used in
investing activities	(59)	(188)

Cash flows from financing activities:
Cash Overdraft	(2)	2
Proceeds from line of credit		50
Repayment of line of credit		(50)
Repayment of capital lease	(25)
Proceeds from issuance of notes
payable and warrants	3,625	2,500
Financing costs in connection with convertible
notes		(442)
Proceeds from issuance of stock and warrants		276
Proceeds from related party advamce
Proceeds from exercise of warrants	353	442
Proceeds from issuance of Series A
preferred stock and warrants	1,062
Proceeds from issuance of Series B
preferred stock and warrants	2,957

Net cash provided by financing activities	7,970	2,778

Net increase (decrease) in cash	82	(293)
Cash at beginning of period	—	293

Cash at end of period	$82	$—

Supplementary disclosure of cash
flow information:
Interest paid	$9	$2
Noncash transactions:
Conversion of debt to common stock	442	100
Warrants issued as financing cost		290
Common stock issued in connection with fees for
investor relations services	68
Warrants issued in connection with Series A
preferred stock and stock issuance costs	804
Warrants issued to investment bankers for fund
raising services in connection with Series A
preferred stock	71
Warrants issued in connection with
brand licensing agreement	440
Common stock issued for purchase of software	440
Common stock issued for covenant not to
compete	90
Debt discount recorded for warrants
issued with convertible notes	2,269	1,920
Common Stock issued in payment of interest
on senior convertible notes	288
Common Stock issued for redemption of
principal on senior convertible notes	646
Warrants issued in connection with Series B
preferred stock and stock issuance costs	2,384
Warrants and convertible stock issued with
ratchet affect of financing for Notes Payable	2,173
Warrants and convertible stock issued with
ratchet affect of financing for Series A	381
Fixed assets acquired through capital lease	134
Accretion for Series A preferred stock	195
Accretion for Series B preferred stock	270
Deemed dividend Series A preferred stock	71
Deemed dividend Series B preferred stock	124

See notes to Consolidated Financial Statements

Notes to the Financial Statements December 31, 2004 and 2003

Note A - Summary of Significant Accounting Policies

[1]	Description of business:

Dwango North America Corp. provides wireless content and application publishing channels through North American wireless carriers, developing and publishing content and applications for wireless devices, and developing and providing wireless network technology for both content and applications developed internally and for partner content developers. Dwango North America Corp. is a media company whose products include ringtones, games, images and messaging services for mobile devices.

The accompanying consolidated financial statements include the accounts of Dwango North America Corp. (“Corp”) and its wholly owned subsidiaries OTA Acquisition Corp (“OTA”) and Dwango North America, Inc. (“DNA, Inc.”) (the “Company” collectively). All significant inter-company transactions and balances have been eliminated in consolidation.

[2]	Recapitalization and Presentation:

On September 29, 2003, Woodland Hatchery, Inc. (“Woodland”) acquired a majority of the outstanding common stock of DNA, Inc. pursuant to an exchange offer. The stockholders of DNA, Inc. that elected to participate in the exchange, received stock of Woodland based on an exchange ratio of 1.3934814 shares of common stock for each share of common stock of DNA, Inc. surrendered. Shares of common stock underlying DNA, Inc.’s outstanding stock options, warrants and convertible notes were similarly effected and will be exercisable into the number of shares based on the exchange ratio. Following the recapitalization, Woodland changed its name to Dwango North America Corp. Pursuant to the recapitalization, DNA, Inc. became a wholly owned subsidiary of Corp. The stockholders of DNA, Inc. acquired a majority of the voting stock of Corp. pursuant to the exchange, and DNA, Inc. was deemed to be the accounting acquirer. Such exchange was treated for accounting purposes as a capital transaction with an inactive shell company. Accordingly, purchase accounting treatment was not applicable and no goodwill resulted from this transaction. Therefore, all historical financial information and financial statements for the periods presented are those of DNA, Inc. and give retroactive effect as if the recapitalization occurred at the beginning of the periods presented.

Prior to the exchange, in connection with the recapitalization, Woodland effected a one-for-4.5 reverse stock split of its common stock, leaving 2,548,889 shares of common stock before the surrender and cancellation of 1,888,889 shares of common stock of Woodland (on a post-reverse stock split basis) owned by Cody T. Winterton, the former President and principal stockholder of Woodland. Mr. Winterton assumed all of the pre-closing liabilities of Woodland, all of the pre-closing assets of Woodland which were transferred to Mr. Winterton and he was paid $50,000 which is included in the accompanying financial statements for the year ended December 31, 2003 as selling, general and administrative expense. Accordingly, Mr. Winterton assumed all assets and liabilities of Woodland existing immediately prior to the closing. Immediately after closing, on a consolidated basis, the only assets and liabilities of the Company were those of DNA, Inc.

[3]	Revenue recognition:

The Company sells its content for a download fee. The download fee model is based on a single fee per downloaded application or bundle of applications. Download fees are assessed on a per download basis for each game or bundle of games downloaded to a consumer’s wireless handset. Ringtones and other features operate on the same basis. Some of the download features will have expirations based on time. In some cases, the Company is able to pre-load its content on a manufacturer’s handset. In that case, revenue is only earned when that content is activated and a fee is paid to the wireless carrier which supports the handset. Revenue is recognized by delivery and acceptance upon the occurrence of a download of an application to the end user. Persuasive evidence of an arrangement occurs when the carrier is notified of the end-user transaction and they place a charge on the end-user’s bill. The carrier reports to the company the product and dollar amount of revenue earned, which establishes that delivery and performance have occurred, evidence of collectibility and subsequent to the issuance of the carrier reports, the carrier remits the agreed upon price for each download which substantiates fixed and determinable pricing. The Company records revenue net of fees retained by the carriers.

[4]	Software development costs:

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Accordingly, costs incurred internally in creating a software product is charged to expense when incurred as research and development costs until technological feasibility has been established for the product. Once technological feasibility is established, all development cost is capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established, in estimating the life of the product for which the capitalized costs will be amortized and in estimating if the carrying value of capitalized software costs is equal to or less than future operating profits from the associated products. To date, the Company has not capitalized any software development costs.

[5]	Basis of presentation:

The Company has incurred losses since inception and at December 31, 2004, the Company had a capital deficit of $1,333,000 and has been dependent on funds raised from equity and debt financings. In January and February 2005, the Company issued additional series of preferred stock and received gross proceeds of approximately $15,700,000 (see Note K). The management of the Company believes that these funds should be sufficient to fund the Company’s operations through December 31, 2005.

Through September 30, 2004, the company had been reporting as a development stage enterprise.  During the Quarter ended December 31, 2004, the Company had commenced significant revenue generating operations.  Hence, the Company is no longer considered to be in the development stage.

[6]	Use of estimates:

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with such accounting principles requires management to make assumptions and estimates that impact the amounts reported in those statements. Such assumptions and estimates are subject to change in the future as additional information becomes available or as circumstances are modified. Actual results could differ from these estimates. Significant areas where estimates are used include impairment of long lived assets, software capitalization and valuation of options and warrants.

[7]	Fixed assets:

Property and equipment are recorded at cost. Depreciation of computer and office equipment and furniture and fixtures is computed using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are amortized over the shorter of the term of the lease or useful life of the improvements.

[8]	Income taxes:

The Company accounts for income taxes following the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. The effect on deferred tax assets and liabilities of a change in tax law or rates is recognized in income in the period that includes the enactment date of change. A valuation allowance is recorded for deferred tax assets that cannot be currently recognized due to the Company’s cumulative losses and the uncertainty of future recoverability.

[9]	Stock Based Compensation

The Company accounts for stock-based employee and directors compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,”.

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Net loss attributable to common stockholders	$(10,343,000)	$(4,650,000)
Stock-based employee compensation expense included in reported net loss		25,000
Stock-based employee compensation determined under the fair value based method, net of related tax effect	(919,000)	(610,000)
Pro forma net loss attributable to common stockholders	$(11,262,000)	$(5,235,000)
Net loss per common share (basic and diluted):
As reported	$(1.47)	$(.92)
Pro forma	$(1.60)	$(1.03)

The per share weighted average fair value of stock options granted during 2004 and 2003 were $.91 and $1.10, respectively, estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 2.7% - 3.9%, volatility of 44%-113%, dividend yield of 0% and expected lives of six years.

[10]	Loss per share:

The Company’s basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of outstanding common shares. Potentially dilutive shares, which were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive, are as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Options	3,828,000	2,282,000
Warrants	10,602,000	2,753,000
Convertible notes	6,226,000	2,083,000
Preferred stock	4,474,000
Total potentially dilutive shares	25,130,000	7,118,000

[11]	Concentration of credit risk:

The Company maintains a portion of its cash balances in accounts which at times exceed the federally insured limits.

[12]	Valuation of long-lived assets:

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

The fair values of the Company’s financial instruments, including short-term notes payable, approximate their carrying values because their interest rates approximate rates of interest which correspond to instruments with similar maturities. The carrying amount of the long-term debt approximates fair value at December 31, 2004 based on the interest rates available to the Company and debt instruments with similar terms.

[14]	Advertising costs:

Advertising costs, which are expensed as incurred, for the year ended December 31, 2004 and 2003, were $411,000 and $54,000, respectively.

[15]	Research & Development:

Research and development expenses include payroll and employee benefits associated with product development. Technological feasibility for our products is reached shortly before the products are released. Costs incurred after technological feasibility is established, are not material, and accordingly, we have expensed all research and development costs when incurred during the years ended December 31, 2004 & 2003.

[16]	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (FAS 123R) which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005 for small business filers, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R beginning January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoptions. We are evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting FAS 123R.

Note B - Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Lives	Year Ended December 31, 2004
Furniture and fixtures	7 years	$6,000
Leased Equipment	3 years	149,000
Leasehold Improvements	1 year	8,000
Computer and office equipment	3 years	131,000
		294,000
Less: accumulated depreciation and amortization		43,000
		$251,000

Note C - Acquisition

In 2004, we acquired Over-the-Air Wireless, Inc., (“OTA”) and we obtained: (i) an intangible asset comprised of software for the downloading of our games and ringtones and the billing of these downloads, (ii) the services of and employment agreements with three individuals, two of whom who currently hold the positions of chief executive officer and president, respectively, in our company, and (iii) two-year non-compete agreements. For accounting purposes, this transaction was accounted for as a purchase of assets and hiring of new employees with a non-compete agreement. (See Note J)

Note D - Debt

[1]	Line of credit:

The Company had a credit facility with a financial institution that permited borrowings of up to $50,000, which expired on April 11, 2004. The credit facility was not renewed.

[2]	Loans and notes payable:

During 2003, Dwango issued Senior Subordinated Convertible Promissory Notes totaling $2,500,000. In connection with the issuance of the notes, the Company also issued warrants to the note holders to purchase 2,083,333 shares of common stock, exercisable at $1.20 per share until September 15, 2006. The fair value of the warrants was $920,000, utilizing the Black Scholes option-pricing model with the following assumption: 90% volatility, three-year expected life, risk-free interest rate of 4% and a dividend yield ratio of 0%. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value based method. The proceeds allocated to the warrants of $920,000 was recorded as debt discount. Additionally, the beneficial conversion feature resulting from the difference between the proceeds allocated to, and the relative fair value of the discount of $920,000 is being amortized over the life of the convertible notes. Upon the conversion of the notes into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The notes bear interest at 8% and are convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the promissory notes and the related accrued interest are due on September 15, 2006. The notes may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable. $585,000 of the notes have been converted as of December 31, 2004. In connection with the sale of these notes, the Company incurred $689,000 in costs consisting of: placement agent fees of approximately $291,000 and warrants to placement agent to purchase 417,208 shares of common stock at $1.20 per share that expire in September 2006, valued at $291,000. The warrants were valued by utilizing the Black Scholes option-pricing model with the following assumptions: 90% volatility, five-year expected life, risk-free interest rate of 4% and a dividend yield of 0%, legal expenses of approximately $82,000; and other costs of approximately $25,000. All but 55,000 of the warrants remain unexercised as of December 31, 2004. Of the costs, $550,000 has been allocated as deferred financing costs, to be amortized over 40 months, or earlier if converted into common stock, and the remaining $139,000 of costs has been attributable to additional paid-in capital. On August 26, 2004, as a result of the issuance of Series B per the terms of the note, the conversion and exercise prices have been adjusted to $.95. As a result of antidilution provisions, the Company was required to issue additional warrants to the note holder to purchase 548,246 shares of common stock, exercisable at $.95 per share until September 16, 2007. The fair value of the warrants was adjusted using the difference between the fair value of the warrants pre-adjustment and the fair value of the warrants post-adjustment amounting to an additional debt discount of $403,489 to be amortized over the remaining life of the warrants. The fair value of the warrants pre-adjustment was approximately $1,128,462 utilizing the Black Sholes option-pricing model with the following assumption: 90% volatility, two-year and four-month expected life, risk-free interest rate of 2.44% - 4.01 and a dividend yield ratio of 0%. The fair value of the warrants post-adjustment was approximately $514,923 utilizing the Black Sholes option-pricing model with the following assumption: 99% volatility, two-year and four-month expected life, risk-free interest rate of 2.85% and a dividend yield ratio of 0%. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of $403,489 to be amortized over the remaining life of the note. For the year ended December 31, 2004, interest expense and amortization of deferred financing costs on these notes were approximately $1,132,000 and $169,000, respectively.

The $1,700,000 Senior Convertible Promissory Note was issued to Alexandra Global Master Fund Ltd on January 8, 2004. In connection with the issuance of the note, the Company also issued warrants to the note holder to purchase 708,333 shares of common stock, exercisable at $1.20 per share until January 8, 2008. The fair value of the warrants was approximately $656,000 utilizing the Black Scholes option-pricing model with the following assumption: 88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible note and the warrants based on the relative fair values. The proceeds allocated to the warrants of $474,000 was recorded as debt discount. Additionally, the beneficial conversion feature resulting from the difference between the proceeds allocated to, and the relative fair value of the discount of $474,000, is being amortized over the life of the convertible note. Upon the conversion of the note into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The note bears interest at 9% and is convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the note and the related accrued interest are due on January 8, 2007. The note may be prepaid, and the warrants may be redeemed, for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable and other conditions. In connection with the sale of this note, the Company incurred  $379,000 in costs consisting of: placement agent fees of approximately $136,000 and warrants to the placement agent to purchase 212,500 shares of common stock at $1.20 per share that expire on January 7, 2009, valued at $197,000, legal expenses of approximately $45,000; and other costs of approximately $1,000. The warrants were valued by utilizing the Black Scholes option-pricing model with the following assumptions: 88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield of 0%. Of the aggregate costs, $328,000 has been allocated as deferred financing costs, to be amortized over 36 months or earlier if converted into common stock, and the remaining $51,000 of costs has been allocated to additional paid-in capital. On August 26, 2004, as a result of the issuance of Series B, per the terms of the note, the conversion and exercise prices have been adjusted to $.95. As a result of antidilution provisions, the Company was required to issue additional warrants to the note holder to purchase 372,807 shares of common stock, exercisable at $.95 per share until January 8, 2008. The fair value of the warrants was adjusted using the difference between the fair value of the warrants pre-adjustment and the fair value of the warrants post-adjustment amounting to an additional debt discount of $144,546 to be amortized over the remaining life of the warrants. The fair value of the warrants pre-adjustment was approximately $370,377 utilizing the Black Sholes option-pricing model with the following assumption: 99% volatility, two-year and four-month expected life, risk-free interest rate of 2.85% and a dividend yield ratio of 0%. The fair value of the warrants post-adjustment was approximately $514,923 utilizing the Black Sholes option-pricing model with the following assumption: 99% volatility, two-year and four-month expected life, risk-free interest rate of 2.85% and a dividend yield ratio of 0%. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of $372,807 to be amortized over the remaining life of the note. As of December 31, 2004, none of the note has been converted nor any warrants exercised. For the year ended December 31, 2004, interest expense and amortization of deferred financing costs on these notes were approximately $542,000 and $109,000, respectively.

The $2,300,000 Senior Convertible Promissory Note was issued to Alexandra Global Master Fund Ltd on March 19, 2004. In connection with the issuance of the note, the Company also issued warrants to the note holder to purchase 958,333 shares of common stock, exercisable at $1.20 per share until March 19, 2008. The fair value of the warrants was $706,000, utilizing the Black Scholes option-pricing model with the following assumption: 91% volatility, three-year expected life, risk-free interest rate of 1.97% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the convertible note and the warrants based on the relative fair value based method. The proceeds allocated to the warrants of $ 540,000 were recorded as debt discount. Additionally, the beneficial conversion feature resulting from the difference between the proceeds allocated to, and the relative fair value of the discount of $ 540,000, is being amortized over the life of the note. Upon the conversion of the note into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The note bears interest at 9% and is convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the note and the related accrued interest are due on March 19, 2007. The note may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable and other conditions. In connection with the sale of this note, the Company incurred $339,000 in costs consisting of: placement agent fees of approximately $184,000, and warrants issued to the placement agent to purchase 191,666 shares of common stock at $1.20 per share that expire on March 19, 2009, valued at $141,000, legal expenses of approximately $13,000, and other costs of approximately $1,000. Of the aggregate costs, $292,000 has been allocated as deferred financing costs, to be amortized over 36 months or earlier if converted into common stock, and the remaining $47,000 of costs has been allocated to additional paid-in capital. On August 26, 2004, as a result of the issuance of Series B (the preferred stock is convertible and the warrants are exercisable at $.95 per share), per the terms of the note, the conversion and exercise prices have been adjusted to $.95. In addition, the Company was required to issue additional warrants to the note holder to purchase 504,386 shares of common stock, exercisable at $.95 per share until January 8, 2008. The fair value of the warrants was adjusted using the difference between the fair value of the warrants pre-adjustment and the fair value of the warrants post-adjustment amounting to an additional debt discount of $198,810 to be amortized over the remaining life of the warrants. The fair value of the warrants pre-adjustment was approximately $526,161 utilizing the Black Sholes option-pricing model with the following assumption: 99% volatility, two-year and four-month expected life, risk-free interest rate of 2.85% and a dividend yield ratio of 0%. The fair value of the warrants post-adjustment was approximately $724,971 utilizing the Black Sholes option-pricing model with the following assumption: 99% volatility, two-year and four-month expected life, risk-free interest rate of 2.85% and a dividend yield ratio of 0%. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of $504,386 to be amortized over the remaining life of the note. As of December 31, 2004, none of the note has been converted nor any warrants exercised. For the year ended December 31, 2004, interest expense and amortization of deferred financing costs on these notes were approximately $559,000 and $101,000, respectively

Note E - Commitments

[1]	Operating leases:

The Company leases office space and computer equipment for its headquarters in Seattle, WA. In December 2004, the company entered into a lease for its new headquarters which commenced on March 1, 2005 for a term of two years. The Landlord has the option of terminating the lease with four months written notice providing that notice does not come prior to the fifteenth month of the term. The Company’s lease obligation for its former headquarters in Seattle expires on April 30, 2005.

In December 2002, the Company entered into a lease for office space in Houston, Texas, which expires on January 31, 2006. In October 2003, the Company amended the Texas lease, which effectively cancelled the old lease. The new lease expires in October 2006. We have subleased the Houston office for the duration of the lease at the rate of $57,000 per year. On July 6, 2004, the Company entered into an agreement to sublet the Houston office for a term of twenty-five months commencing on September 1, 2004. In November 2004, the Company entered into a one year lease for a game studio in San Francisco, California which commenced in December 2004 at the lease rate of $76,000 per year.

Rent expense for the years ended December 31, 2004 and 2003 were $240,000 and $39,000 respecively.

Total future minimum lease payments under these lease agreements are as follows:

Year Ending December 31,	Amount
2005	$397,000
2006	430,000
2007	80,000
$907,000

[2]	Royalities and Advertising

On August 14, 2002, the Company entered into two licensing agreements with Dwango Japan, a stockholder of the Company, to use its trademark (25-year term) and intellectual property (eight-year term) in North America. The agreements provide for royalties of 2% (intellectual property) and 0.5% (trademark) of the total gross revenue, subject to an annual minimum royalty (commencing October 1, 2002) of $50,000 per each agreement.. For the years ended December 31, 2004 and 2003 royalty expense was $105,000 and $100,000 respectively

On March 30, 2004 the Company entered into a licensing agreement with RollingStone whereby the Company licenses the RollingStone brand for use with its products. For the year ended December 31, 2004, royalty expense was $627,000.

On September 7, 2004 the Company entered into a licensing agreement with Beliefnet whereby the Company licenses the Beliefnet brand for use with it products. The license agreement is for a one year term and provides for minimum royalties to be paid upon launch of the products. Products were launched in the first quarter of 2005. As of December 31, 2004, no products have been launched and, accordingly, the royalty expense was $0.

On November 1, 2004 the Company entered into a licensing agreement with Playboy whereby the Company licenses the Playboy brand for use with its products. The license agreement is for a three year term and provides for minimum royalties to be paid upon launch of the products. As of December 31, 2004, no products have been launched and, accordingly, the royalty expense was $0.

On November 23, 2004 the Company entered into a licensing agreement with Napster whereby the Company licenses the Napster brand for use with its products. The license agreement is for a one year term and provides for minimum royalties to be paid upon launch of the products. As of December 31, 2004, no products have been launched and, accordingly, the royalty expense was $0.

The following table summarizes, as of December 31, 2004, our obligations and commitments to make future payments pursuant to our agreements with Rolling Stone, Playboy, Napster, Beliefnet and Flow C.C.M. (for royalty and advertising):

	Payments Due By Period
	Total	Less Than 1 year	1-3 years	After 3 years

Royalty Expense	$1,163,000	$1,118,000	$45,000	$—
Advertising Expense	1,000,000	726,000	274,000	—
	$2,163,000	$1,844,000	$319,000	$—

Note F - Preferred Stock

During the year ended December 31, 2004, Dwango issued 1,250 shares of Series A convertible preferred stock (“Series A”). The material terms of the Series A are as follows:

Dividends. Holders of Series A are entitled to cumulative dividends at the rate of $120 per annum per share. Such dividends may be paid in cash or, at the company’s option and subject to certain limitations, accrued until the shares of Series A to which such dividends relate are redeemed or converted into shares of common stock.

Liquidation preference. Upon any liquidation, dissolution or winding up of the Company, the holders of Series A shall be entitled to payment of $1,000 per share plus an amount equal to any accrued and unpaid dividends, before any distribution is made to the holders of the common stock. If the assets to be distributed are insufficient to permit such payment, then the assets to be so distributed shall be distributed ratably among the holders of Series A.

Optional conversion. A holder of shares of Series A may convert any or all of such shares and all accrued and unpaid dividends thereon, at the holder’s option at any time, into shares of our common stock at the lower of $0.95 per share subject to anti-dilution adjustments. To exercise such conversion rights, a holder must give the Company acceptable notice and the Company is then obligated to issue the number of shares of common stock into which the Series A is being converted within five trading days after the conversion notice is given.

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

Optional Redemption. Upon the occurrence of certain events, as defined in the agreement, the holders of Series A have the right, at their option, to require our company to redeem all or part of their shares.

Redemption Limitation. If the Company restricted from redeeming the Series A by reason of a restriction contained in the Nevada General Corporation Law, the redemption date for such shares shall be extended to the date that is 30 days after the date on which the Company is no longer so restricted from redeeming the shares.

Anti-Dilution protection. The Series A is protected against dilution upon the occurrence of certain events, including but not limited to, sales of shares of common stock for less than fair market value or the then conversion price per share.

Voting Rights. Except as otherwise provided by law, the holders of Series A are not entitled to vote on any matter.

For the year ended December 31, 2004, the deemed dividend, amortization of deferred financing costs and accretion of preferred stock to liquidation value on the Series was $71,000, $32,000 and $163,000 respectively.

During the year ended December 31, 2004, Dwango issued 3,000 shares of Series B convertible preferred stock as (“Series B”). The material terms of the Series B are as follows:

Dividends. Holders of Series B are entitled to cumulative dividends at the rate of $120 per annum per share. Such dividends may be paid in cash or, at our company’s option and subject to certain limitations, accrued until the shares of Series B to which such dividends relate are redeemed or converted into shares of common stock.

Liquidation preference. Upon any liquidation, dissolution or winding up of our company, the holders of Series B shall be entitled to payment of $1,000 per share plus an amount equal to any accrued and unpaid dividends, before any distribution is made to the holders of our common stock. If the assets to be distributed are insufficient to permit such payment, then the entire assets available for distribution shall be distributed ratably among the holders of Series B and Series A.

Optional conversion. A holder of shares of Series B may convert any or all of such shares and all accrued and unpaid dividends thereon, at the holder’s option at any time, into shares of our common stock at $.95 per share. To exercise such conversion rights, a holder must give us acceptable notice and we are then obligated to issue the number of shares of common stock into which the Series B is being converted within five trading days after the conversion notice is given.

Mandatory Redemption. We are required to redeem the outstanding Series B on August 26, 2007. We must give a redemption notice to each holder not less than 30 or more than 35 business days prior to August 26, 2007. On such redemption date, or such later date as a holder shall surrender the certificate for the Series B being redeemed, we must pay to each holder $1,000 per share plus the amount of any accrued but unpaid dividends.

Optional Redemption. Upon the occurrence of the following events, the holders of Series B have the right, at their option, to require our company to redeem all or part of their shares of Series B.

Redemption Limitation. If we are restricted from redeeming the Series B by reason of a restriction contained in the Nevada General Corporation Law, the redemption date for such shares shall be extended to the date that is 30 days after the date on which we are no longer so restricted from redeeming the shares.

Anti-Dilution protection. The Series B is protected against dilution upon the occurrence of certain events, including but not limited to, sales of shares of common stock for less than fair market value or the then conversion price per share

Voting Rights. Except as otherwise provided by law, the holders of Series B are not entitled to vote on any matter.

For the year ended December 31, 2004, the deemed dividend, amortization of deferred financing costs and accretion of preffered stock to liquidation value on the Series B was $124,000, $3,000 and $267,000 respectively.

Note G - Capital Deficit

[1]	Stock issuances:

In December 2003, the Company issued 250,000 shares of common stock, valued at $1.20 per share and issued 250,000 warrants with an exercise price of $1.20 per share, which expire on December 12, 2007, to Alexandra Global Master Fund, Ltd, for gross proceeds of $300,000 net of financing costs paid to placement agent of $24,000. The Company issued 50,000 warrants with an exercise price of $1.20 per share, which expires on December 11, 2008, to RG Securities and HCFP Brenner Securities, LLC, placement agent.

In January 2004, the Company issued to Alexandra Global Master Fund Ltd. warrants to purchase 125,000 shares of common stock pursuant to the Bridge Agreement between the Company and Alexandra dated December 12, 2003.

In February 2004, the Company issued 681,000 shares of common stock to four individuals in the acquisition of Over -the - Air Wireless, Inc. in consideration for intangible assets value at $530,000.

In March 2004, the Company issued 2,090 shares of common stock to one individual pursuant to an employment agreement valued at approximately $3,000.

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

In December 2004, the Company issued 371,000 shares of common stock resulting from the exercise of warrants. The Company received proceeds of $353,000.

During 2004, the Company issued 905,000 shares of common stock as a result of conversion of Senior Subordinated Convertible Promissory Notes. The issuance of shares was respect to $935,000 in principal and accrued interest.

[2]	Stock option plan:

On April 1, 2002, the Company established an Equity Incentive Plan (the “Original Plan”) under which stock options may be granted. The Original Plan was replaced by an Equity Incentive Plan on September 29, 2003 (the “Plan”) in connection with the reverse acquisition of Woodland. Options under the Original Plan were replaced with comparable options under the Plan. A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. The Plan is administered by the Compensation Committee of the Board of Directors, which determines the individuals to whom the options shall be granted, as well as the terms and conditions of each option grant, the option price and the duration of each option, which cannot be more than ten years.

	Year Ended December 31, 2004		Year Ended December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	2,282,000	$1.21	730,000	$0.91
Granted	4,018,000	$1.35	1,552,000	$1.34
Cancelled	(2,472,000)	$1.24	—
Exercised	—		—
Outstanding at end of period	3,828,000	$1.34	2,282,000	$1.21

The following summarizes information about stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number Exercisable	Weighted Average Exercise Price
118,000	$0.80	$0.80	7.28	118,000	$0.80
203,000	$1.20	$1.20	8.72	55,000	$1.20
1,818,000	$1.25	$1.25	9.25	128,000	$1.25
520,000	$1.30	$1.30	9.76	156,000	$1.30
567,000	$1.45	$1.45	8.29	466,000	$1.45
250,000	$1.50	$1.50	8.89	250,000	$1.50
352,000	$1.81	$1.81	9.98	—	$1.81
3,828,000				1,173,000	$1.34

Note H - Significant Customer Concentrations

The Company's customers primarily consist of major wireless carriers. Revenues from the Company's customers which account for more than 10% of the Company's revenues are as follows:

	Year Ended December 31,
Revenues	2004	2003
Customer A	35.2%	0%
Customer B	31.1%	33.2%
Customer C	26.7%	5.8%

Note I - Income Taxes

As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $16,071,000, which may be available to offset future federal taxable income, if any, from 2021 through 2024. The ability of the company to utilize its operating loss carryforwards in future years is subject to annual limitations in accordance with provisions of section 382 of the Internal Revenue Code. Management does not expect the Company to be taxable in the near future and, accordingly , has  established a 100% valuation allowance against the deferred tax asset created by the net operating loss carryforwards at December 31, 2004 and 2003. The valuation allowance increased $3,463,000 and $1,575,000, respectively for the years ended December 31, 2004, and December 31, 2003, respectively.

Note J - Intangible Asset

Intangible assets with definite lives, consisting of technology received in connection with acquisitions, are amortized over their estimated useful lives ranging from three to five years. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets with definite lives and other long-lived assets is reviewed on a regular basis for the existence of facts that may indicate that the assets are impaired. Such an asset is considered impaired when its estimated future cash flows are less than the amount of its carrying value. If the carrying value of this asset is deemed not recoverable, it is adjusted downwards to the asset’s estimated fair value.

The OTA software intangible asset was found to be impaired during the fourth quarter of the year ended December 31, 2004. While the software acquired in the OTA acquisition in February 2004 provided the genesis for the publishing platform that is currently in use, the decision was made to write off the asset in November 2004 as the software had been phased out during the reengineering of our publishing platform ongoing through 2004. The software was valued at $440,000 at the date of acquisition with a useful life of 3 years. At the date of disposal, the software had a remaining life of 2 years and 3 months and a book value of $318,000.

Note K - Subsequent Events

In January 2005, the Company sold to Alexandra Global Master Fund Ltd. (“Alexandra”) 700 shares of our Series C Convertible Preferred Stock (“Series C”) initially convertible into 426,830 shares of our common stock and four year warrants to purchase 170,732 shares of our common stock for a purchase price of $700,000. The Series C is convertible at $1.64, and the warrants are exercisable, at $1.97 per share. In February 2005, Alexandra elected to convert their entire Series C holdings and warrants, plus accrued dividends into 703 shares of Series D Preferred Stock and warrants to purchase 150,750 shares of Common Stock.

In February 2005, the Company issued 15,000 shares of Series D Convertible Preferred Stock (“Series D”) initially convertible into 11,216,784 shares of common stock and five year warrants to purchase 3,365,035 shares of our common stock for a purchase price of $15,000,000. The Series D is convertible at $1.40 per share, and the warrants are exercisable, at $1.68 per share. On February 1, 2008, any unconverted Series D must be redeemed for its stated value of $1,000 per share $15,000,000 plus any unpaid dividends are to be paid in full.

The sale of the Series D Preferred Stock and Warrants triggered anti-dilution provisions affecting (i) the conversion price of certain notes issued in the Company's private placements completed in January 2004 and March 2004, (ii) the conversion price of its Series A and Series B, and (iii) the exercise price of and number of shares issuable under various outstanding warrants.

As a result of the anti-dilution provisions of the $1,700,000 Senior Convertible Promissory Notes and the issuance of Series D convertible preferred stock, the conversion and exercise prices have been adjusted to $.93 . In addition, the Company was required to issue additional warrants to the note holder to purchase 38,483 shares of common stock, exercisable at $.93 per share until January 8, 2008. The fair value of the warrants was adjusted using the difference between the fair value of the warrants pre-adjustment and the fair value of the warrants post-adjustment amounting to an additional debt discount of $86,118 to be amortized over the remaining life of the warrants. The fair value of the warrants pre-adjustment was approximately $919,361 utilizing the Black Sholes option-pricing model with the following assumption: 105% volatility, one-year and eleven-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the warrants post-adjustment was approximately $945,444 utilizing the Black Sholes option-pricing model with the following assumption: 105% volatility, one-year and eleven-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of $60,034 to be amortized over the remaining life of the note.

As a result of the anti-dilution provisions of the $2,300,000 Senior Convertible Promissory Notes and the issuance of Series D convertible preferred stock, the conversion and exercise prices have been adjusted to $.93 . In addition, the Company was required to issue additional warrants to the note holder to purchase 52,066 shares of common stock, exercisable at $.93 per share until March 19, 2008. The fair value of the warrants was adjusted using the difference between the fair value of the warrants pre-adjustment and the fair value of the warrants post-adjustment amounting to an additional debt discount of $116,748 to be amortized over the remaining life of the warrants. The fair value of the warrants pre-adjustment was approximately $1,283,286 utilizing the Black Sholes option-pricing model with the following assumption: 105% volatility, two-year and two-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the warrants post-adjustment was approximately $1,318,812 utilizing the Black Sholes option-pricing model with the following assumption: 105% volatility, two-year and two-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of $81,222 to be amortized over the remaining life of the note.

As a result of the anti-dilution provisions of the Series A Convertible Preferred Stock and the issuance of Series D convertible preferred stock, the conversion and exercise prices have been adjusted to $.93 and an additional 28,297 warrants have been issued. The fair value of the conversion feature and warrants were adjusted using the difference between the fair value of the conversion feature and warrants pre-adjustment and the fair value of the conversion feature and warrants post-adjustment amounting to an additional debt discount in the amount of $83,032 to be amortized through July 2007.

As a result of the anti-dilution provisions of the Series B Convertible Preferred Stock and the issuance of Series D convertible preferred stock, the conversion and exercise prices have been adjusted to $.93 and an additional 67,912 warrants have been issued. The fair value of the conversion feature and warrants were adjusted using the difference between the fair value of the conversion feature and warrants pre-adjustment and the fair value of the conversion feature and warrants post-adjustment amounting to an additional debt discount in the amount of $199,625 to be amortized through August 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DWANGO NORTH AMERICA CORP.

Date: March 30, 2005	By:	/s/ Rick J. Hennessey
Rick J. Hennessey, Chief Executive Officer (principal executive officer)

DWANGO NORTH AMERICA CORP

Date: March 30, 2005	By:	/s/ J. Paul Quinn
J. Paul Quinn, Chief Financial Officer (principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rick J. Hennessey	Director	March 25, 2005
Rick J. Hennessey

/s/ Victor A. Cohn	Director & Chairman of the Board	March 28, 2005
Victor A. Cohn

/s/ Alexander U. Conrad	Director	March 25, 2005
Alexander U. Conrad

/s/ L. Derrick Ashcroft	Director	March 28, 2005
L. Derrick Ashcroft

/s/ Vishal Bhutani	Director	March 28, 2005
Vishal Bhutani

/s/ Paul Eibeler	Director	March 29, 2005
Paul Eibeler

EXHIBIT INDEX

(a)	Exhibits

Number	Description

2
Agreement and Plan of Reorganization, dated September 19, 2003, among Woodland Hatchery, Inc., Dwango North America, Inc. and the securityholders of Dwango listed therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.1
Articles of Incorporation, as amended to date (incorporated by reference to Exhibits 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 6, 2001 and Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

3.2
Certificate of Designations of Series A (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: June 14, 2004) filed with the Securities and Exchange Commission on June 21, 2004)

3.3
Amendment to Certificate of Designations of Series A (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: August 25, 2004) filed with the Securities and Exchange Commission on August 31, 2004

3.4
Certificate of Designations of Series B (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (Date of Report: August 25, 2004) filed with the Securities and Exchange Commission on August 31, 2004

3.5
Certificate of Designations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 12, 2005) filed with the Securities and Exchange Commission on January 18, 2005

3.6
Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 1, 2005) filed with the Securities and Exchange Commission on February 3, 2005

3.7
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (Date of Report: June 1, 2004) filed with the Securities and Exchange Commission on June 3, 2004)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3 the Form 8-A filed with the Securities and Exchange Commission on June 3, 2004)
4.2
Form of 8% Senior Convertible Promissory Note due 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.3
9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.4
Form of Warrants to purchase 41,722 shares of common stock issued in August 2002 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.5
Form of Warrants to purchase an aggregate of 83,444 shares of common stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.6
Form of Warrants to purchase an aggregate of 2,086,037 shares of common stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.7
Form of Warrants to purchase an aggregate of 417,208 shares of common stock issued to HCFP/Brenner Securities, LLC and RG Securities, LLC for acting as placement agent in connection with the September 2003 private placement (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.8
Form of Bridge Warrants issued to Alexandra Global Master Fund (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.9
Form of Warrants to purchase an aggregate of 272,784 shares of common stock issued to HCFP Brenner Securities and RG Securities, LLC (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.10
Warrant issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.11
Form of Registration Rights Agreement relating to 834,465 shares of common stock and 83,444 shares of common stock underlying warrants issued by the registrant in October 2002 (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.12
Form of Registration Rights Agreement relating to shares of common stock underlying 8% senior convertible notes due 2006 and related warrants issued by the registrant in offering completed in September 2003 (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.13
Registration Rights Agreement, dated February 4, 2004, among Dwango North America Corp. and the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

4.14
9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.15
Warrant issued to Alexandra Global Master Fund Ltd., dated March 19, 2004 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.16
Subscription Agreement, dated June 14, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: June 14, 2004) filed with the Securities and Exchange Commission on June 21, 2004)

4.17
Warrant issued to Alexandra Global Master Fund Ltd. dated June 14, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: June 14, 2004) filed with the Securities and Exchange Commission on June 21, 2004)

4.18
Subscription Agreement, dated July 2, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: July 2, 2004) filed with the Securities and Exchange Commission on July 8, 2004)

4.19
Warrant issued to Alexandra Global Master Fund Ltd. dated July 2, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: July 2, 2004) filed with the Securities and Exchange Commission on July 8, 2004)

4.20
Subscription Agreement, dated August 2, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: August 2, 2004) filed with the Securities and Exchange Commission on August 5, 2004)

4.21
Warrant issued to Alexandra Global Master Fund Ltd. dated August 2, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: August 2, 2004) filed with the Securities and Exchange Commission on August 5, 2004)

4.22
Subscription Agreement, dated August 26, 2004, between Dwango North America Corp. and the investors named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: August 25, 2004) filed with the Securities and Exchange Commission on August 31, 2004)

4.23
Form of Warrant issued to investors in August 2004 Series B financing (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: August 25, 2004) filed with the Securities and Exchange Commission on August 31, 2004)

4.24
Subscription Agreement, dated January 12, 2005, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 12, 2005) filed with the Securities and Exchange Commission on January 18, 2005)

4.25
Warrant issued to Alexandra Global Master Fund Ltd. dated January 12, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: January 12, 2005) filed with the Securities and Exchange Commission on January 18, 2005)

4.26
Subscription Agreement, dated February 1, 2005, between Dwango North America Corp. and the investors named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 1, 2005) filed with the Securities and Exchange Commission on February 3, 2005)

4.27
Form of Warrant to purchase an aggregate of 3,365,035 shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: February 1, 2005) filed with the Securities and Exchange Commission on February 3, 2005)

10.1
2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.2
Office Lease Agreement, dated April 25, 2002, by and between Queen Anne Square, LLC and Dwango North America Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.3
Office Lease Agreement, dated November 2002, between San Felipe Plaza, Ltd. and Dwango North America, Inc., as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.4
Bridge Agreement, dated December 12, 2003, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.5
Note Purchase Agreement, dated January 8, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.6
Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Robert E. Huntley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.7
Conversion Agreement, dated January 28, 2004, between Dwango North America Corp. and Paul Eibeler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: January 14, 2004) filed with the Securities and Exchange Commission on January 30, 2004)

10.8
Agreement and Plan of Merger, dated as of February 4, 2004, among Dwango North America Corp., OTA Acquisition Corp., Over-the-Air Wireless, Inc., and the stockholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.9
Note Purchase Agreement, dated March 19, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.10
Form of Employment Agreement between Dwango North America Corp. and each of Rick J. Hennessey, David Adams, and Alexander U. Conrad (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.11
Form of Assignment of Inventions Agreement between Dwango North America Corp. and each of the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

10.12
Software License Agreement between ALLTEL Communications Inc. and Dwango North America Inc. executed December 19, 2003 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.13 *
Direct Bill Services Agreement between Cingular Wireless LLC and Dwango North America, Inc. executed on January 9, 2004 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.14 *
Software Distribution Agreement between Motorola, Inc. and Dwango North America, Inc. executed September 24, 2003 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.15 *
License and Revenue Sharing Agreement between NEC America, Inc. and Dwango North America, Inc. effective January 1, 2003 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.16 *
Java Wireless Applications Agreement between T-Mobile USA, Inc. and Dwango North America, Inc. effective as of September 3, 2003 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.17
Brew Application License Agreement between Cellco Partnership d/b/a Verizon Wireless and Dwango North America Inc. Submitted via click through web interface on October 11, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.18
Brew Pricing Terms and Carrier Agreement between Qualcomm Incorporated and Dwango North America, Inc. Submitted via click through on May 21, 2002 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.19
Amendment No. 1 to Brew Developer Agreement between Qualcomm Incorporated and Dwango North America, Inc. effective as of May 17, 2002 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.20
Mobile Channel Agreement between AT&T Wireless Services, Inc. and Dwango North America, Inc. effective as of September 26, 2002 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.21 *
Addendum to Mobile Channel Agreement Digital Goods Electronic Wallet between AT&T Wireless Services, Inc. and Dwango North America, Inc., dated September 26, 2002 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.22
Letter agreement, dated January 8, 2004 with Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.23
Marilyn Miller notes and extension (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.24
License Agreement, dated October 29, 2003, between Dwango North America, Inc. and Enorbus Technologies (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.25
Technology License Agreement, dated August 14, 2002, between Dwango North America, Inc. and Dwango Co. Ltd. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.26
Trademarks License Agreement between Dwango Co., Ltd. and Dwango North America, Inc., effective as of August 14, 2002 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.27
Letter agreement, dated March 19, 2004 with Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.28 *
Licensing Agreement effective as of March 30, 2004 by and between Dwango North America Corp., RealNetworks, Inc. and Rolling Stone LLC. (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.29 *
Licensing Agreement, effective as of January 14, 2004, between Dwango North America Corp. and ESPN Enterprises, Inc. (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.30
Placement Agent Agreement dated April 30, 2002 by and among Dwango North America, Inc., HCFP/Brenner Securities, LLC and RG Securities LLC, as amended (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.31 *
Digital Item License and Distribution Agreement, dated June 4, 2004, by and between Nextel Operations, Inc. and Dwango North America Corp. (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.32 *
Amendment No. 1 to Mobile Channel Agreement, dated June 8, 2004, between AT&T Wireless Services and Dwango North America, Inc. (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.33 *
Amendment No. 1 to Digital Item License and Distribution Agreement, effective as of June 18, 2004, between Nextel Operations, Inc. and Dwango North America Corp. (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.34 *
T-Mobile Current Gateway Program Agreement between T-Mobile USA, Inc. and Dwango North America Corp. effective July 30, 2004 (incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission August 20, 2004)

10.35*
License Agreement, dated September 7, 2004 between Dwango North America Corp. and Beliefnet, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-119268) that was declared effective by the Securities and Exchange Commission on November 10, 2004)

10.36*
License Agreement for access to wireless network, entered into on October 22, 2004, between Dwango North America Corp. and Nextel Operations Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission November 19, 2004)

10.37*	Wireless Distribution Agreement between Dwango North America Corp. and Playboy.com, Inc. entered into on November 18, 2004.
10.38*	License Agreement, between Dwango North America Corp. and Napster, LLC entered into on November 29, 2004.
10.39	Sub-lease contract between Dwango North America Corp. and Microsoft Corporation entered into on December 14, 2004.
10.40*	Content Provider Standard Service Agreement between Dwango North America Corp. and Wmode Inc. with an effective date of March 10, 2005.

10.41
Employment Agreement, dated March 1, 2005, between Dwango North America Corp. and Rick J. Hennessey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 1, 2005) filed with the Securities and Exchange Commission on March 7, 2005)

10.42
Employment Agreement, dated March 1, 2005, between Dwango North America Corp. and Alexander U. Conrad (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 1, 2005) filed with the Securities and Exchange Commission on March 7, 2005)

10.43
Director Agreement, dated March 8, 2005, between Dwango North America Corp. and Victor Cohn (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 8, 2005) filed with the Securities and Exchange Commission on March 14, 2005)

14
Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

21	Subsidiaries:
Dwango North America, Inc. is a Texas corporation
OTA Acquisition Corp. is a Washington corporation
23	Consent of Eisner LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Requested Confidential Treatment