Form 10QSB
period 2005-03-31
DWANGO NORTH AMERICA CORP
filed 2005-05-16
CIK 1158134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number: 000-50533

DWANGO NORTH AMERICA CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	84-1407365
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2211 ELLIOTT AVENUE, SUITE 601 SEATTLE, WA 98121
(Address of principal executive offices)

206-832-0600
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,747,884 as of May 1, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dwango North America Corp. and Subsidiaries

Dwango North America Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
(In Thousands)

	March 31,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current assets:
Cash	$11,974	$82
Accounts receivable	878	803
Prepaid royalties	977	793
Prepaid expenses	450	286
Other current assets	66	83

Total current assets	14,345	2,047

Fixed assets, net	330	251
Leasehold improvements, net	60	-
Deferred financing costs	665	765
Intangibles, net	37	49
Restricted cash	125	-
Prepaid license	237	288
	$15,799	$3,400

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,370	$1,335
Current portion of lease obligation	44	45
Total current liabilities	1,414	1,380

Long-term liabilities:

Senior convertible notes payable, net of debt discount of $3,607,000 as of March 31, 2005 and of $4,070,000 as of December 31, 2004	2,087	1,845
Accrued interest - senior convertible notes	367	264
Long term portion of lease obligation	69	79
Total liabilities	3,937	3,568

Preferred stock $.001 par value, authorized 10,000,000 shares

Redeemable Series A Convertible Preferred stock, $.001 par value; issued and outstanding 1,250 shares; including $108,000 of accrued dividends and net of debt discount and deferred financing of $1,088,000 as of March 31, 2005 and $71,000 of accrued dividends and net of debt discount and deferred financing of $1,122,000 as of December 31, 2004.	270	199

Redeemable Series B Convertible Preferred stock, $.001 par value; issued and outstanding 3,000 shares; including $214,000 of accrued dividends and net of debt discount and deferred financing of $2,142,000 as of March 31, 2005 and $124,000 of accrued dividends and net of debt discount and deferred financing of $2,158,000 as of December 31, 2004.	1,072	966

Redeemable Series D Convertible Preferred stock, $.001 par value; issued and outstanding 15,703 shares; including $183,000 of accrued dividends and net of debt discount and deferred financing of $7,669,000.	8,217	-

Stockholders' equity/(deficit):
Common stock, $.001 par value; 50,000,000 shares authorized; shares issued and outstanding: 8,691,000 at March 31, 2005 and 8,251,000 at December 31, 2004	9	8
Additional paid-in capital	21,572	14,469
Accumulated deficit	(19,278)	(15,810)
Total stockholders' equity/(deficit)	2,303	(1,333)
	$15,799	$3,400

See notes to Condensed Consolidated Financial Statements

Dwango North America Corp. and Subsidiaries
Consolidated Statement of Operations
(In Thousands)
(Unaudited)

	Period Ended March 31,
	2005	2004
Revenue	$1,060	$60

Cost of revenues	567	-

Gross profit	493	60

Expenses:
Sales and marketing	541	16
Research and development	1,350	379
General and administrative	1,215	853

Operating loss	(2,613)	(1,188)

Other expenses:
Interest expense, including amortization of debt issuance cost and interest on convertible notes, net of interest income	855	419

Net loss	(3,468)	(1,607)

Accretion and deemed dividends on redeemable preferred stock	(1,386)	-

Net Loss attributable to common stockholders	$(4,854)	$(1,607)

Common share data:
Basic and diluted loss per share	$(0.58)	$(0.25)

Weighted average number of basic and diluted common shares outstanding	8,436	6,556

See notes to Condensed Consolidated Financial Statements

Dwango North America Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity/(Deficit)
(In Thousands)

	Common Stock
	$.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Capital
	Shares	Amount	Capital	Deficit	Surplus

Balance at January 1, 2005	8,251	$8	$14,469	$(15,810)	$(1,333)

Warrants issued in connection with Series C preferred stock and stock issuance costs converted into Series D in 2005			261		261
Warrants issued to convertible notes payable in connection with issuance of Series D			7,312		7,312
Warrants issued to convertible Series A in connection with issuance of Series D			83		83
Warrants issued to convertible Series B in connection with issuance of Series D			200		200
Warrants issued to convertible notes payable in connection with issuance of Series D			203		203
Common stock issued upon conversion of principal and accrued interest on senior convertible notes	263	1	249		250
Common stock issued upon exercise of warrants	123		116		116
Common stock issued upon exercise of stock options	54		65		65
Accretion and deemed dividend on preferred stock			(1,386)		(1,386)
Net loss for the quarter ended March 31, 2005				(3,468)	(3,468)

Balance at March 31, 2005 (Unaudited)	8,691	$9	$21,572	$(19,278)	$2,303

See notes to Condensed Consolidated Financial Statements

Dwango North America Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Period Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,468)	$(1,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	33	22
Common stock issued as compensation		3
Amortization of debt discount	665	247
Amortization of intangible assets	12	29
Amortization of prepaid licenses	51
Deferred financing cost	100	75
Changes in:
Accounts receivable	(75)	(38)
Prepaid expenses and royalties	(348)	(750)
Other assets	17	(20)
Accounts payable and accrued expenses	35	(536)
Accrued Interest	132	95
Net cash used in operating activities	(2,846)	(2,480)

Cash flows from investing activities:

Deferred acquisition cost		39
Restricted cash	(125)
Leasehold improvements	(57)
Purchase of fixed assets	(115)	(18)
Net cash (used in)/provided by investing activities	(297)	21

Cash flows from financing activities:
Cash overdraft		(2)
Stock options exercised	66
Repayment of capital lease	(11)
Proceeds from issuance of notes payable and warrants		4,000
Financing costs in connection with convertible notes		(375)
Proceeds from exercise of warrants	116
Proceeds from issuance of Series C and Series D preferred stock and warrants	14,864
Net cash provided by financing activities	15,035	3,623

Net increase in cash and equivalents	11,892	1,164
Cash and equivalents at beginning of period	82	-

Cash at end of period	$11,974	$1,164

Supplementary disclosure of cash flow information:
Interest paid	$42	$2
Noncash transactions:
Conversion of debt to common stock		442
Warrants issued as financing cost		241
Warrants issued in connection with brand licensing agreement		440
Common stock issued for purchase of software		440
Common stock issued for covenant not to compete		90
Debt discount recorded for warrants issued with convertible notes		2,028
Common Stock issued in payment of interest on senior convertible notes	29
Common Stock issued for redemption of principal on senior convertible notes	221
Warrants issued to convertible notes payable with ratchet affect of financing for Series D	203
Warrants issued to Series A preferred with ratchet affect of financing for Series D	83
Warrants issued to Series B preferred with ratchet affect of financing for Series D	200
Warrants issued in connection with Series C preferred stock and stock issuance costs	261
Warrants issued in connection with Series D preferred stock and stock issuance costs	7,312
Accretion for Series A preferred stock	117
Accretion for Series B preferred stock	216
Accretion for Series C preferred stock	292
Accretion for Series D preferred stock	451
Deemed dividend Series A preferred stock	37
Deemed dividend Series B preferred stock	90
Deemed dividend Series D preferred stock	183

See notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Note A - The Basis of Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Dwango North America Corp., formerly Woodland Hatchery, Inc. (the “Company”), as of March 31, 2005 and the condensed consolidated results of its operations and cash flows for the three-month periods ended March 31, 2005 and 2004, respectively. The results of operations for the three-month period ended March 31, 2005 is not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.

Certain prior period balances have been reclassed for comparative purposes.

Note B - Loss per Share

The Company’s basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	Three-Month Period Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Options	4,337,000	5,160,000
Warrants	14,147,000	5,611,000
Convertible preferred stock	15,787,000	-
Convertible notes	6,084,000	5,417,000
Total dilutive shares	40,355,000	16,188,000

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

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company’s net loss available to common stockholders and net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows:

	Three-Month Period Ended March 31,
	2005 (unaudited)	2004 (unaudited)
Net loss attributable to common shareholders	$(4,854,000)	$(1,607,000)
Stock-based employee compensation included in the net loss, net of related tax effect	-	-
Stock-based employee compensation determined under the fair value based method	(584,000)	(324,000)
Pro forma net loss	$(5,438,000)	$(1,931,000)
Net loss per share (basic and diluted):
As reported	$(0.58)	$(0.25)
Pro forma	$(0.64)	$(0.30)

Note D - Restricted Cash

On February 3, 2005, the Company provided an irrevocable standby letter of credit to Playboy.com in the amount of $125,000 expiring on October 31, 2008. The letter of credit may be drawn on in the event the Company does not make contractually mandated payments. The Company was required to deposit $125,000 in a restricted account as collateral to obtain the standby letter of credit from the bank.

Note E - Other Related Party Transactions

On February 1, 2005, as a result of the issuance of Series D convertible preferred stock (“Series D”) (the preferred stock is convertible and the issued at below market value at a conversion price of $1.40 per share) per the anti-dilution terms of the warrants, the exercise price was reduced to $0.93 and the warrants to a significant shareholder and a director became exercisable for 8,881 and 1,132 additional shares, respectively.

Note F - Debt

On February 1, 2005, as a result of the issuance of Series D, per the anti-dilution provisions of the $1,700,000 Senior Convertible Promissory Note and related warrants issued to Alexandra Global Master Fund Ltd on January 8, 2004, the conversion and exercise prices have been adjusted to $.93. As a result of anti-dilution provisions, the Company was required to issue additional warrants to the note holder to purchase 38,483 shares of common stock, exercisable at $.93 per share until January 8, 2008. The fair value of the warrants was adjusted using the difference between the fair value of the warrants pre-adjustment and the fair value of the warrants post-adjustment amounting to an additional debt discount of approximately $26,000 to be amortized over the remaining life of the warrants. The fair value of the warrants pre-adjustment was approximately $919,000 utilizing the Black Scholes option-pricing model with the following assumptions: 105% volatility, one-year and eleven-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the warrants post-adjustment was approximately $945,000 utilizing the Black Scholes option-pricing model with the following assumptions: 105% volatility, one-year and eleven-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of approximately $60,000 to be amortized over the remaining life of the note.

On February 1, 2005, as a result of the issuance of Series D, per the anti-dilution provisions of the $2,300,000 Senior Convertible Promissory Note and related warrants issued to Alexandra Global Master Fund Ltd on March 19, 2004, the conversion and exercise prices have been adjusted to $.93. As a result of anti-dilution provisions, the Company was required to issue additional warrants to the note holder to purchase 52,066 shares of common stock, exercisable at $.93 per share until March 19, 2008. The fair value of the warrants was adjusted using the difference between the fair value of the warrants pre-adjustment and the fair value of the warrants post-adjustment amounting to an additional debt discount of approximately $36,000 to be amortized over the remaining life of the warrants. The fair value of the warrants pre-adjustment was approximately $1,283,000 utilizing the Black Scholes option-pricing model with the following assumptions: 105% volatility, two-year and two-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the warrants post-adjustment was approximately $1,319,000 utilizing the Black Scholes option-pricing model with the following assumptions: 105% volatility, two-year and two-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of approximately $81,000 to be amortized over the remaining life of the note.

Note G - Preferred Stock

On February 1, 2005, as a result of the issuance of Series D (the preferred stock is convertible and the warrants are exercisable at $.93 per share), per the anti-dilution provisions of the Series A convertible preferred stock (“Series A”) and related warrants, the conversion and exercise prices have been adjusted to $.93. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of approximately $83,000 to be amortized through June 2007.

For the period ended March 31, 2005, the accrued deemed dividend, amortization of deferred financing expense and accretion of preferred stock to liquidation value on the Series A was $108,000, $48,000 and $264,000 respectively.

On February 1, 2005, as a result of the issuance of Series D (the preferred stock is convertible and the warrants are exercisable at $.93 per share), per the anti-dilution provisions of the Series B convertible preferred stock (“Series B”) and related warrants, the conversion and exercise prices have been adjusted to $.93. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of approximately $200,000 to be amortized through August 2007.

For the period ended March 31, 2005, the accrued deemed dividend, amortization of deferred financing expense and accretion of preferred stock to liquidation value on the Series B was $214,000, $5,000 and $480,000 respectively.

On January 12, 2005, the Company issued 700 shares of Series C convertible preferred stock (“Series C”).

In connection with the issuance of the $700,000 Series C, the Company also issued warrants to the Series C holders to purchase a total of 170,815 shares of common stock, exercisable at $1.97. The fair value of the warrants was approximately $165,000 utilizing the Black Scholes option-pricing model with the following assumptions: 104% volatility, three-year expected life, risk-free interest rate of 3.38% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the Series C and the warrants based on the relative fair values. The proceeds allocated to the warrants of $267,000 was recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $267,000, is being amortized over the life of the Series C.

On February 1, 2005, as a result of the issuance of Series D convertible preferred stock, per the terms of the note, the holder exercised the right of optional conversion and converted all of the Series C and $3,500 of accrued dividends into Series D convertible preferred stock. As a result of the conversion, the amortized debt discount of $267,000 of was expensed immediately.

On February 1, 2005, the Company issued 15,703 shares of Series D convertible preferred stock (“Series D”). As of March 31, 2005, there were 15,703 shares of Series D issued and outstanding. The material terms of the Series D are as follows:

Dividends. Holders of Series D are entitled to cumulative dividends at the rate of $70 per annum per share. Such dividends may be paid in cash or, at our company’s option and subject to certain limitations, accrued without interest until the shares of Series D to which such dividends relate are redeemed or converted into shares of common stock.

Liquidation preference. Upon any liquidation, dissolution or winding up of the Company, the holders of Series D shall be entitled to payment of $1,000 per share plus an amount equal to any accrued and unpaid dividends, before any distribution is made to the holders of our common stock. The holders of Series D are junior to the Series A convertible preferred stock and Series B convertible preferred stock, both as to payment of dividends and as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary. If the assets to be distributed are insufficient to permit such payment, then the assets to be so distributed shall be distributed ratably among the holders of Series D after the holders of Series A and Series B.

Optional conversion. A holder of shares of Series D may convert any or all of such shares and all accrued and unpaid dividends thereon, at the holder’s option at any time, into shares of our common stock at $1.40 per share. To exercise such conversion rights, a holder must give us acceptable notice and we are then obligated to issue the number of shares of common stock into which the Series D is being converted within five trading days after the conversion notice is given.

Automatic conversion. A holder of shares of Series D will automatically convert any or all of such shares and all accrued and unpaid dividends thereon into shares of our common stock at $1.40 per share upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of capital stock of the Company in which gross proceeds received by the Company (before deduction of underwriting commissions and offering expenses) equal or exceed $20,000,000 at a price to the public of at least two and one-half times the conversion price.

Mandatory redemption. We are required to redeem the outstanding Series D on February 1, 2008. We must give a redemption notice to each holder not less than 30 or more than 35 business days prior to February 1, 2008. On such redemption date, or such later date as a holder shall surrender the certificate for the Series D, we must pay to each holder $1,000 per share plus the amount of any accrued but unpaid dividends.

Optional redemption. Upon the occurrence of the following events, the holders of Series D have the right, at their option, to require our company to redeem all or part of their shares of Series D.

Redemption limitation. If we are restricted from redeeming the Series D by reason of a restriction contained in the Nevada General Corporation Law, the redemption date for such shares shall be extended to the date that is 30 days after the date on which we are no longer so restricted from redeeming the shares.

Anti-dilution protection. The Series D is protected against dilution upon the occurrence of certain events, including but not limited to, sales of shares of common stock for less than fair market value or the then conversion price per share.

Voting rights. Except as otherwise provided by law, the holders of Series D are not entitled to vote on any matter.

In connection with the issuance of the $15,703,000 Series D, the Company also issued warrants to the Series D holders to purchase a total of 3,365,035 shares of common stock, exercisable at $1.68 per share until February 1, 2010. The fair value of the warrants was approximately $3,373,000 utilizing the Black Scholes option-pricing model with the following assumptions: 105% volatility, three-year expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the Series D and the warrants based on the relative fair values. The proceeds allocated to the warrants of $2,541,000 was recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $4,571,000, is being amortized over the life of the Series D.

For the period ended March 31, 2005, the accrued deemed dividend, amortization of deferred financing expense and accretion of preferred stock to liquidation value on the Series D was $183,000, $43,000 and $408,000 respectively.

Note H - Subsequent Events

On April 29, 2005, the Company closed it’s San Francisco game development studio. The current San Francisco lease expires in December 2005 and the Company's liability for lease payments for the duration of the lease is approximately $57,000. Several key personnel have accepted positions at the Company’s headquarters in Seattle.

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

•   The Company’s expansion strategy,

•   The competitive environment within the wireless industry,

•   The Company’s ability to raise additional capital,

•   The Company’s ability to attract and retain qualified personnel, and

•   The other factors and information disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission (SEC) on March 31, 2005.

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

Overview

We produce, publish and promote mobile entertainment content for major media brands through North American wireless carriers. We earn revenue by distributing our content over wireless carrier networks. Our revenue model is driven by fees paid by consumers for wireless entertainment products and services. These fees may be collected by carriers, collected directly by our company, or some combination thereof. Currently, our revenue model is through collection by carriers. The revenue model does not rely on advertising or any other revenue source not directly related to the downloading of wireless entertainment content by consumers. A percentage of revenue is shared with the wireless carrier and the percentages vary for each carrier, depending upon the specific carrier agreement.

Currently, the majority of our content is sold for a download fee. The download fee model is based on a single fee per downloaded application or bundle of applications. Download fees are assessed on a per download basis for each game or bundle of games, ringtones, images and other features. Some of the download features will have expirations based on time.

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

During 2004, we signed agreements and launched branded service applications with Rolling Stone and ESPN. In the latter part of 2004, we signed agreements with Playboy.com, Napster LLC, Beliefnet and Flow C.m.M, Inc. (MiniFizz) and we have launched branded service applications for Napster LLC and Beliefnet in the second quarter 2005 and plan to launch branded service applications for Playboy and MiniFizz in the second quarter 2005. Branded services we provide for a particular brand may vary, but they will be some combination of ringtones, images, games, messaging and other content as cellphone technology capabilities become more advanced. We expect to sign additional media brands in the future. We believe the consumer recognition of the brands and the quality content provided are a competitive advantage in the market.

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

As of March 31, 2005 we had 72 full-time employees. In connection with the expansion of our business, we may hire an additional 35 to 45 employees during 2005.

Our company had $1,645,000 in revenues for the year ended December 31, 2004 and $1,060,000 for the three month period ended March 31, 2005 and is not profitable. We anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in our revenues from consumer acceptance of our branded service approach and the number of wireless mobile carriers who agree to carry our applications. As of March 31, 2005, we had an accumulated deficit of $19,278,000. Our operating expenses are approximately $1,100,000 per month, approximately 50% of which is for payroll, 10% of which is for marketing, and 40% of which is for our general operations. In January and February 2005, we raised $15,700,000 and as a result we believe we can satisfy our cash requirements through December 31, 2005. As we hire additional employees to help in the launching of our branded service applications, we expect that our operating expenses will increase by approximately 5-15% per month over the next several months. We anticipate adding employees in the areas of product development and testing, business development and marketing. Additional investments in operational infrastructure are expected to continue to be made. These expanded teams would focus on increased product development and promotional activities for existing brands licensed by us, as well as on acquisition of new licenses for consumer brands appropriate for the mobile marketplace. Acquisitions and partnerships are also possible. We plan to identify companies that offer complementary mobile entertainment infrastructure services. Additionally, acquisition of other game studios and/or media development studios are possible to boost production capabilities. We will need to generate a significant amount of increased revenues to achieve profitability. We cannot give you any assurance that we can accomplish any of the foregoing or achieve or sustain profitability or that our operating losses will not increase in the future.

Application Development

At this juncture, we typically build our applications (ringtones, games and images) internally. During 2004, we did have relationships with several companies with respect to their development of game content on our behalf.

We have developed our ringtone and media service, which allows consumers to download ringtones and images to their phones. We have our own catalog of approximately 3,000 polyphonic ringtones, 350 mastertones and over 200 custom audiotones with ongoing production and licensing of new ringtones every month. We have an agreement with Rolling Stone and Real Networks to develop mobile content (games, ringtones and other media offerings and applications) using the Rolling Stone brand. Our first product launched under the agreement was a ringtone browser, which was launched in June 2004. Our primary target market for ringtones and media is broader than for games in North America. Ringtones and images for phones are attractive to older consumers as well as the targeted youth market. The resulting demographic includes youth, but expands beyond to encapsulate those between the ages of 14 to 35, although the heaviest users are still expected to be in the 14 to 24 age segment.

During 2004, we produced the Bassmaster Legendary Lunkers game internally. In 2005, we have launched two additional games developed internally, Rolling Stone 20 Questions and Beliefnet Spiritual Trivia. We currently have two new original games being produced internally.

Our delivery platform incorporates a mobile ringtone catalog application that allows users to browse, search, sample and download the newest as well as the most popular ringtones, sorted by title, artist and category. Ringtone downloads are initiated through a WAP browser, a WEB browser or a downloadable BREW ringtone client, allowing for customers to purchase new ringtones directly from their phones. The delivery platform also enables the delivery, via download, of other mobile media content. This content includes images, video and mp3 recordings.

Results of Operations

Revenue. During the three months ended March 31, 2005, revenues were $1,060,000. During the three months ended March 31, 2004, revenues were $60,000.

Increased revenues in 2005 resulted from sales of Rolling Stone Ringtones, ESPN Bassmaster, as well as a variety of other games available on Cingular, Nextel, Boost Mobile, Verizon Wireless, Alltel and AT&T Wireless and purchased by end users. In the near future we expect the number of applications available to end users to increase substantially due to our agreements with Playboy.com, Napster, Beliefnet and MiniFizz.

Revenues in the first quarter of 2004 were derived from games licensed by us from Dwango Japan.

Research and Development Expense. During the three months ended March 31, 2005, we incurred research and development expenses of $1,350,000. During the three months ended March 31, 2004, we incurred research and development expenses of $379,000. These expenses consist principally of salaries, consulting and related expenses.

The increase in research and development expenses was related to the development of products associated with branded content. R&D expenses are expected to continue to increase as we establish additional agreements requiring additional branded content. In addition, we expect to incur additional R&D expenses as we enter into distribution arrangements with new carriers.

Sales and Marketing Expense. During the three months ended March 31, 2005, we incurred sales and marketing expenses of $541,000. During the three months ended March 31, 2004, sales and marketing expenses were $16,000. These expenses consist principally of salaries, advertising and related expenses.

The increase in sales and marketing was related to an increase in payroll related expenses due to the hiring of personal to promote our new channels of branded content and advertising related expenses due to promotion of our branded content.

General and Administrative Expense. During the three months ended March 31, 2005, we incurred general and administrative expenses of $1,215,000. During the three months ended March 31, 2004, general and administrative expenses were $853,000.

The increase in general and administrative expenses is due to our an increase in payroll related expenses, facilities expenses and professional fees as a result of regulatory and corporate governance requirements pursuant to the Sarbanes-Oxley Act of 2002.

Interest Expense. During the three months ended March 31, 2005, we incurred interest expense of $855,000. During the three months ended March 31, 2004, interest expense was $419,000.

The increase in interest expense is directly attributable to the accrual of interest, amortization of debt discount for converted notes and amortization of debt discount for exercised warrants related to the 2003 8% senior convertible notes and 2004 9% senior convertible notes.

Net Loss. Our net loss for the three months ended March 31, 2005 was $3,468,000. Our net loss for the three months ended March 31, 2004 was $1,607,000.

The increase in our net loss was primarily due to increased expenses to develop our branded content as well as interest expense related to our financings in 2004.

Liquidity and Capital Resources

As of March 31, 2005, we had a cash position of $11,974,000 and working capital of $12,931,000. We anticipate that such funds will finance our operations through December 31, 2005.

We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. In January 2005, we completed a $700,000 financing of Series C convertible preferred stock and warrants. In February 2005, we completed a $15,000,000 financing of Series D convertible preferred stock and warrants.

We anticipate that we will continue to issue equity and/or debt securities as the primary source of liquidity, when needed, until we generate positive cash flow from operations. We cannot give you any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our company will dilute existing shareholders’ ownership.

During the three months ended March 31, 2005, net cash used in operating activities totaled $2,846,000. During the three months ended March 31, 2004, net cash used in operating activities totaled $2,480,000. This 15% increase is due to expansion of our business and is primarily driven by our hiring of additional employees.

During the three months ended March 31, 2005, net cash used in investing activities totaled $297,000. During the three months ended March 31, 2004, net cash provided by investing activities totaled $21,000. This increase in investing activities is primarily due to the purchase of fixed assets, primarily computers and related items, as well as leasehold improvements in 2005.

During the three months ended March 31, 2005, net cash provided by financing activities totaled $15,035,000. During the three months ended March 31, 2004, net cash provided by financing activities totaled $3,623,000. This 315% increase is due to additional financings consummated by us that were necessary to fund our ongoing operations.

The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, which anticipates a significant expansion of operations, we expect that this will continue to require substantial capital to complete the expansion of our operations.

The following table summarizes, as of March 31, 2005, our obligations and commitments to make future payments under debt and operating leases and pursuant to our agreements with Rolling Stone, Playboy, Napster, MiniFizz and Beliefnet (for royalty and advertising):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	After 3 Years
Long-Term Debt	$5,694,000	$-	$5,694,000	-
Capital Leases	113,000	44,000	69,000	-
Operating Leases*	698,000	354,000	344,000	-
Series A Series B	1,250,000 3,000,000	- -	1,250,000 3,000,000	-
Series D	15,703,000	-	15,703,000	-
Royalty Expense	1,868,000	1,363,000	505,000	-
Advertising Expense	1,250,000	1,076,000	174,000	-
Total	$29,576,000	$2,837,000	$26,739,000	-

*Houston office is currently subleased for the duration of the lease term relieving $57,000 from Less Than 1 Year and $43,000 from 1 - 3 Years.

Our outstanding long-term debt as of March 31, 2005 consists of:

1.   $1,694,000 Senior Subordinated Convertible Promissory Notes bearing interest at the rate of 8% per annum. The principal balance of these notes, together with all interest accrued thereon, is due and payable on September 15, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company’s management has carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

In January 2005, we completed a private placement with Alexandra Global Master Fund Ltd. to which we issued 700 shares of our Series C convertible preferred stock (“Series C”) and four year warrants to purchase 170,815 shares of common stock for an aggregate purchase price of $700,000. The preferred stock is convertible and the warrants are now exercisable, at $1.97 per share. The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

In February 2005, we completed a private placement with four accredited investors pursuant to which we issued to such investors an aggregate of our 15,000 shares of our Series D convertible preferred stock (“Series D”) and five year warrants to purchase an aggregate of 3,214,285 shares of common stock for an aggregate purchase price of $15,000,000. The preferred stock is convertible and the warrants are exercisable, at $1.68 per share. The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

In February 2005, as a result of the Series D financing, each of Alexandra Global Master Fund Ltd.’s financings in 2004 had their conversion and exercise prices reduced to $.93, in addition, the number of shares, of common stock underlying the notes, warrants, and preferred stock, of the financings described in the preceding paragraphs of this discussion have been adjusted based upon anti-dilution provisions triggered by this financing.

In February 2005, as a result of the Series D financing, Alexandra Global Master Fund Ltd. exercised the optional conversion feature in the Series C financing and converted all of the Series C plus accrued dividends into Series D. In addition, the number of warrants of issued in the Series C financing have been adjusted as described in the preceding paragraphs.

ITEM 6. EXHIBITS

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

DWANGO NORTH AMERICA CORP

Dated: May 16, 2005	By: /s/ Rick Hennessey
Rick Hennessey
Chief Executive Officer
(principal executive officer)

Dated: May 16, 2005	By: /s/ J. Paul Quinn
J. Paul Quinn
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002