Form 10QSB
period 2005-06-30
DWANGO NORTH AMERICA CORP
filed 2005-08-15
CIK 1158134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission file number: 000-50533

DWANGO NORTH AMERICA CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	84-1407365
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2211 ELLIOTT AVENUE, SUITE 601 SEATTLE, WA 98121

(Address of principal executive offices)

206-832-0600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,769,603 as of July 25, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐     No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dwango North America Corp. and Subsidiaries

Dwango North America Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands Except Shares)

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current assets:
Cash	$2,156	$82
Short-term investments	6,948
Accounts receivable	700	803
Prepaid royalties	973	793
Prepaid expenses	329	286
Other current assets	59	83

Total current assets	11,165	2,047

Fixed assets, net	526	251
Leasehold improvements, net	49
Deferred financing costs	565	765
Intangibles, net	26	49
Restricted cash	125
Prepaid license	186	288

	$12,642	$3,400

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,643	$1,335
Current portion of lease obligation	43	45

Total current liabilities	1,686	1,380

Long-term liabilities:
Senior convertible notes payable, net of debt
discount of $3,053 as of June 30, 2005
and of $4,070 as of December 31, 2004	2,599	1,845
Accrued interest - senior convertible notes	492	264
Long term portion of lease obligation	58	79

Total liabilities	4,835	3,568

Preferred stock $.001 par value, authorized 10,000,000 shares

Redeemable Series A Convertible Preferred stock,
$.001 par value; issued and outstanding 1,250 shares;
including $146 of accrued dividends and net of debt
discount and deferred financing of $968 as of
June 30, 2005 and $71of accrued dividends and net
of debt discount and deferred financing of $1,122
as of December 31, 2004.	428	199

Redeemable Series B Convertible Preferred stock,
$.001 par value; issued and outstanding 3,000 shares;
including $304 of accrued dividends and net of debt
discount and deferred financing of $1,921 as of
June 30, 2005 and $124 of accrued dividends and net
of debt discount and deferred financing of $2,158
as of December 31, 2004.	1,383	966

Redeemable Series D Convertible Preferred stock,
$.001 par value; issued and outstanding 15,703 shares;
including $458 of accrued dividends and net of debt
discount and deferred financing of $6,992.	9,169	-

Capital deficit:
Common stock, $.001 par value; 100,000,000 shares
authorized; shares issued and outstanding: 8,770,000 at
June 30, 2005 and 8,251,000 at December 31, 2004	9	8
Additional paid-in capital	20,232	14,469
Accumulated deficit	(23,414)	(15,810)

Total capital deficit	(3,173)	(1,333)

	$12,642	$3,400

See notes to Condensed Consolidated Financial Statements

Dwango North America Corp. and Subsidiaries
Consolidated Statement of Operations
(In Thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$885	$177	$1,945	$237

Cost of revenues	880	87	1,447	87

Gross profit	5	90	498	150

Expenses:
Sales and marketing	573	275	1,114	291
Research and development	1,478	590	2,828	969
General and administrative	1,367	718	2,582	1,571

Operating loss	(3,413)	(1,493)	(6,026)	(2,681)

Other expenses:
Interest expense, including
amortization of debt issuance cost
and interest on convertible notes,
net of interest income	723	549	1,578	968

Net loss	(4,136)	(2,042)	(7,604)	(3,649)

Accretion and deemed dividends on
redeemable preferred stock	(1,421)	(6)	(2,807)	(6)

Net loss attributable to
common stockholders	$(5,557)	$(2,048)	$(10,411)	$(3,655)

Common share data:
Basic and diluted loss per share	$(0.64)	$(0.29)	$(1.21)	$(0.54)

Weighted average number of
basic and diluted common
shares outstanding	8,738	6,981	8,587	6,745

See notes to Condensed Consolidated Financial Statements

Dwango North America Corp. and Subsidiaries
Consolidated Statements of Capital Deficit
(In Thousands)

	Common Stock
	$.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Capital
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2005	8,251	$8	$14,469	$(15,810)	$(1,333)

Warrants issued in connection with Series C
preferred stock and stock issuance costs			261		261
converted into Series D in 2005
Warrants issued to convertible notes payable
in connection with issuance of Series D			7,312		7,312
Warrants issued to convertible Series A
in connection with issuance of Series D			83		83
Warrants issued to convertible Series B
in connection with issuance of Series D			200		200
Warrants issued to convertible notes payable
in connection with issuance of Series D			203		203
Common stock issued upon conversion of principal
and accrued interest on senior convertible notes	316	1	299		300
Common stock issued upon exercise of warrants	130		123		123
Common stock issued upon exercise of stock options	73		89		89
Accretion and deemed dividend on preferred stock			(2,807)		(2,807)
Net loss for the six months ended June 30, 2005				(7,604)	(7,604)

Balance at June 30, 2005	8,770	$9	$20,232	$(23,414)	$(3,173)

See notes to Condensed Consolidated Financial Statements

Dwango North America Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Month Period Ended
	June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(7,604)	$(3,649)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	78	45
Write off of fixed assets (net)	1
Common stock issued as compensation		3
Amortization of debt discount	1,220	554
Amortization of intangible assets	23	80
Amortization of prepaid licenses	102
Deferred financing cost	200	176
Changes in:
Accounts receivable	103	(164)
Prepaid expenses and royalties	(223)	(704)
Other assets	24	(3)
Accounts payable and accrued expenses	308	(422)
Accrued interest	264	241

Net cash used in
operating activities	(5,504)	(3,843)

Cash flows from investing activities:

Deferred acquisition cost		39
Restricted cash	(125)
Purchase of short-term investments	(6,948)
Leasehold improvements	(57)
Purchase of fixed assets	(346)	(32)

Net cash (used in)/provided by
investing activities	(7,476)	7

Cash flows from financing activities:
Cash overdraft		(2)
Stock options exercised	89
Repayment of capital lease	(22)
Proceeds from issuance of notes
payable and warrants		4,000
Financing costs in connection with convertible notes		(375)
Proceeds from exercise of warrants	123
Proceeds from issuance of Series A
preferred stock and warrants		217
Proceeds from issuance of Series C and Series D
preferred stock and warrants	14,864

Net cash provided
by financing activities	15,054	3,840

Net increase in cash and equivalents	2,074	4
Cash and equivalents at beginning of period	82	-

Cash at end of period	$2,156	$4

Supplementary disclosure of cash
flow information:
Interest paid	$106	$2
Noncash transactions:
Conversion of debt to common stock		442
Warrants issued as financing cost		241
Common stock issued in connection with fees for
investor relations services		68
Warrants issued in connection with Series A
preferred stock and stock issuance costs		150
Warrants issued to investment bankers for fund
raising services in connection with Series A
preferred stock		72
Warrants issued in connection with
brand licensing agreement		440
Common stock issued for purchase of software		440
Common stock issued for covenant not to compete		90
Debt discount recorded for warrants
issued with convertible notes		2,028
Common Stock issued in payment of interest
on senior convertible notes	36	116
Common Stock issued for redemption of
principal on senior convertible notes	264
Warrants issued to convertible notes payable with
ratchet affect of financing for Series D	203
Warrants issued to Series A preferred with
ratchet affect of financing for Series D	83
Warrants issued to Series B preferred with
ratchet affect of financing for Series D	200
Warrants issued in connection with Series C
preferred stock and stock issuance costs	261
Warrants issued in connection with Series D
preferred stock and stock issuance costs	7,312
Accretion for Series A preferred stock	237	5
Accretion for Series B preferred stock	437
Accretion for Series C preferred stock	292
Accretion for Series D preferred stock	1,128
Deemed dividend Series A preferred stock	75	1
Deemed dividend Series B preferred stock	180
Deemed dividend Series D preferred stock	458

See notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Note A - The Basis of Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Dwango North America Corp., formerly Woodland Hatchery, Inc. (the “Company”), as of June 30, 2005 and the condensed consolidated results of its operations and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004, respectively. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission (SEC) on March 31, 2005.

Certain prior period balances have been reclassed for comparative purposes.

Note B - Loss per Share

The Company’s basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were not included in the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	Six-Month Period Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Options	4,311,000	4,736,000
Warrants	14,139,000	6,107,000
Convertible preferred stock	15,787,000	208,000
Convertible notes	6,040,000	5,419,000
Total dilutive shares	40,277,000	16,470,000

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

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company’s net loss available to common stockholders and net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows:

	Three-Month Period Ended		Six-Month Period Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss attributable to common shareholders	$(5,557,000)	$(2,048,000)	$(10,411,000)	$(3,655,000)
Stock based employee compensation included in the net loss, net of related tax effect	-	-	-	-
Stock based employee compensation determined under the fair value based method	(110,000)	(285,000)	(683,000)	(631,000)
Pro forma net loss	$(5,667,000)	$(2,333,000)	$(11,094,000)	$(4,286,000)
Net loss per share (basic and diluted):
As reported	$(.64)	$(.29)	$(1.21)	$(.54)
Pro forma	$(.65)	$(.33)	$(1.29)	$(.64)

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

Note E - Related Party Transactions

On February 1, 2005, as a result of the issuance of Series D convertible preferred stock (“Series D”) (the preferred stock is convertible and issued at below market value at a conversion price of $1.40 per share), per the anti-dilution terms of the warrants held by a significant shareholder and a director, the exercise price of such warrants was reduced to $0.93 and the warrants became exercisable for 8,881 and 1,132 additional shares, respectively.

Note F - Debt

On February 1, 2005, as a result of the issuance of Series D, per the anti-dilution provisions of the $1,700,000 Senior Convertible Promissory Note and related warrants issued to Alexandra Global Master Fund Ltd on January 8, 2004, the conversion and exercise prices of such securities have been adjusted to $.93. In addition, the shares of common stock underlying these warrants increased by 38,483 which are exercisable at $.93 per share until January 8, 2008. The fair value of the warrants was adjusted using the difference between the fair value of the warrants pre-adjustment and the fair value of the warrants post-adjustment amounting to an additional debt discount of approximately $26,000 to be amortized over the remaining life of the warrants. The fair value of the warrants pre-adjustment was approximately $919,000 utilizing the Black Scholes option-pricing model with the following assumptions: 105% volatility, one-year and eleven-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the warrants post-adjustment was approximately $945,000 utilizing the Black Scholes option-pricing model with the following assumptions: 105% volatility, one-year and eleven-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of approximately $60,000 to be amortized over the remaining life of the note.

On February 1, 2005, as a result of the issuance of Series D, per the anti-dilution provisions of the $2,300,000 Senior Convertible Promissory Note and related warrants issued to Alexandra Global Master Fund Ltd on March 19, 2004, the conversion and exercise prices of such securities have been adjusted to $.93. In addition, the shares of common stock underlying these warrants increased by 52,066 which are exercisable at $.93 per share until March 19, 2008. The fair value of the warrants was adjusted using the difference between the fair value of the warrants pre-adjustment and the fair value of the warrants post-adjustment amounting to an additional debt discount of approximately $36,000 to be amortized over the remaining life of the warrants. The fair value of the warrants pre-adjustment was approximately $1,283,000 utilizing the Black Scholes option-pricing model with the following assumptions: 105% volatility, two-year and two-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the warrants post-adjustment was approximately $1,319,000 utilizing the Black Scholes option-pricing model with the following assumptions: 105% volatility, two-year and two-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of approximately $81,000 to be amortized over the remaining life of the note.

Note G - Preferred Stock

On February 1, 2005, as a result of the issuance of Series D, per the anti-dilution provisions of the Series A convertible preferred stock (“Series A”) and related warrants, the conversion and exercise prices of such securities have been adjusted to $.93. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of approximately $83,000 to be amortized through June 2007.

For the period ended June 30, 2005, the accrued deemed dividend, amortization of deferred financing expense and accretion of preferred stock to liquidation value on the Series A was $146,000, $65,000 and $368,000 respectively.

On February 1, 2005, as a result of the issuance of Series D, per the anti-dilution provisions of the Series B convertible preferred stock (“Series B”) and related warrants, the conversion and exercise prices of such securities have been adjusted to $.93. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of approximately $200,000 to be amortized through August 2007.

For the period ended June 30, 2005, the accrued deemed dividend, amortization of deferred financing expense and accretion of preferred stock to liquidation value on the Series B was $304,000, $7,000 and $699,000 respectively.

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

On February 1, 2005, as a result of the issuance of Series D convertible preferred stock, per the terms of the Series C, the holder exercised the right of optional conversion and converted all of the Series C and $3,500 of accrued dividends into Series D convertible preferred stock. As a result of the conversion, the amortized debt discount of $267,000 and amortized deferred financing of $25,000 was expensed immediately.

On February 1, 2005, the Company issued 15,703 shares of Series D convertible preferred stock (“Series D”). As of June 30, 2005, there were 15,703 shares of Series D issued and outstanding. The material terms of the Series D are as follows:

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

Optional redemption. Upon the occurrence of certain events, the holders of Series D have the right, at their option, to require the Company to redeem all or part of their shares of Series D.

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

For the period ended June 30, 2005, the accrued deemed dividend, amortization of deferred financing expense and accretion of preferred stock to liquidation value on the Series D was $458,000, $107,000 and $1,021,000 respectively.

Note H - Subsequent Events

On August 15, 2005, Rick J. Hennessey resigned as the Company's Chief Executive Officer and as a member of its Board of Directors. Alexander U. Conrad, President, Chief Operating Officer, Secretary and Director of the Company, has been appointed to the additional role of interim Chief Executive Officer effective August 15, 2005.

Note I - Commitments

On August 15, 2005, as a result of the resignation of Rick J. Hennessey as the Company’s Chief Executive Officer, the Company incurred a liability of six months severance amounting to $95,000 per Mr. Hennessey’s employment agreement. The commitment will be accrued in the third quarter ending September 30, 2005.

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

Forward-looking statements may be identified by the use of forward-looking terminology such as “may,”“expect,” believe,”“estimate,”“anticipate,”“continue,” or similar terms, variations of such terms or the negative of such terms. Potential risks and uncertainties include, among other things, such factors as:

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

We are a mobile media company whose products include ringtones, games, images and soon messaging services for mobile devices. We currently sell our products in North America through distribution agreements with major wireless operators, such as Cingular and Verizon. Most of our products are sold to consumers via our branded services with branding from major media companies such as Rolling Stone Magazine and ESPN Bassmaster. We call our strategy of delivering mobile content under media brands, the mobile channel strategy. The mobile channel strategy allows for the distribution of branded services, using content such as ringtones, games and images, with brands for a specific lifestyle category. For example, our Rolling Stone brand focuses on the music enthusiast lifestyle, and as such the products merchandised under the Rolling Stone brand are largely music related. We publish a mix of content owned by licensed brand owners and original content, with a focus on original content. We create content for use in the North American wireless market, through internal development, outsourced development and strategic alliances. We have been pursuing the branded channel strategy since our June 2004 launch of Rolling Stone.

During 2004, we signed agreements and launched branded service applications with Rolling Stone and ESPN. In the latter part of 2004, we signed agreements with Playboy.com, Napster LLC, Beliefnet and Flow C.m.M, Inc. (MiniFizz) and we have launched branded service applications for Napster LLC and Beliefnet in the second quarter 2005 and plan to launch branded service applications for Playboy and MiniFizz later this year. Branded services we provide for a particular brand may vary, but they will be some combination of ringtones, images, games, messaging and other content as cellphone technology capabilities become more advanced. We expect to sign additional media brands in the future. We believe the consumer recognition of the brands and the quality content provided are a competitive advantage in the market.

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

As of June 30, 2005 we had 77 full-time employees. In connection with the expansion of our business, we may hire an additional 10 to 15 employees during the remaining balance of 2005.

Our company had $1,645,000 in revenues for the year ended December 31, 2004 and $1,945,000 for the six-month period ended June 30, 2005 and is not profitable. We anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in our revenues from consumer acceptance of our branded service approach and the number of wireless mobile carriers who agree to carry our applications. As of June 30, 2005, we had an accumulated deficit of $23,414,000. Our operating expenses are approximately $1,100,000 per month, approximately 50% of which is for payroll, 20% of which is for marketing and 30% of which is for our general operations. In January and February 2005, we raised $15,700,000 and as a result we believe we can satisfy our cash requirements through December 31, 2005. We anticipate adding employees in the areas of product development and testing, business development and marketing. Additional investments and improvements in operational infrastructure are expected to continue to be made. These expanded teams would focus on increased product development and promotional activities for existing brands licensed by us, as well as acquisition of new licenses for consumer brands appropriate for the mobile marketplace. Acquisitions and partnerships are also possible. We plan to identify companies that offer complementary mobile entertainment infrastructure services. Additionally, acquisition of other game studios and/or media development studios are possible to boost production capabilities. In April 2005, the Company closed its San Francisco game development studio and several key personnel have accepted positions at the Company’s headquarters in Seattle. We will need to generate a significant amount of increased revenues to achieve profitability. We cannot give you any assurance that we can accomplish any of the foregoing or achieve or sustain profitability or that our operating losses will not increase in the future.

We have had discussions with Dwango Japan regarding the potential termination of our license agreements. We believe that this could ultimately be to our benefit by eliminating the royalty fee payable to Dwango Japan and allowing us to develop our own brand both in North America and abroad. If the agreements were terminated, we would need to cease using Dwango Japan’s technology and the “Dwango” name and Dwango Japan would be able to enter the North American market. The outcome of these discussions is uncertain, and we cannot predict whether the licenses will be terminated on terms favorable to our company.

Application Development

At this juncture, we typically build our applications (ringtones, games and images) internally. During 2004, we did have relationships with several companies with respect to their development of game content on our behalf.

We have developed our ringtone and media service, which allows consumers to download ringtones and images to their phones. We have our own catalog of approximately 3,000 polyphonic ringtones and over 2,000 mastertones and custom audiotones with ongoing production and licensing of new ringtones every month. We have an agreement with Rolling Stone and Real Networks to develop mobile content (games, ringtones and other media offerings and applications) using the Rolling Stone brand. Our first product launched under the agreement was a ringtone browser, which was launched in June 2004. Our primary target market for ringtones and media is broader than for games in North America. Ringtones and images for phones are attractive to older consumers as well as the targeted youth market. The resulting demographic includes youth, but expands beyond to encapsulate those between the ages of 14 to 35, although the heaviest users are still expected to be in the 14 to 24 age segment.

During 2004, we produced the Bassmaster Legendary Lunkers game internally. In 2005, we have launched two additional games developed internally, Rolling Stone 20 Questions and Beliefnet Spiritual Trivia. We currently have two new original games being produced internally.

Our delivery platform incorporates a mobile ringtone catalog application that allows users to browse, search, sample and download the newest as well as the most popular ringtones, sorted by title, artist and category. Ringtone downloads are initiated through a WAP browser, a WEB browser or a downloadable BREW ringtone client, allowing for customers to purchase new ringtones directly from their phones. We are expanding our capabilities to including mobile messaging products. Mobile messaging products include text messaging (SMS) and short code provisioning for content downloads. Short code provisioning is often referred to as premium SMS (PSMS) whereby a consumer enters a code directly on their handset to receive a piece of content for a fee.

We are also exploring complementary alternatives to carrier billing. These alternatives may include the option to download content for a payment. Conversely to our existing delivery models, this payment would not be facilitated by the wireless network operator. Rather, this payment would be enabled by a third party billing provider. If any such payment alternative is deployed, such deployment is expected to be complementary to our existing model, and would not replace direct carrier billing.

Results of Operations

Revenue. During the three-month and six-month periods ended June 30, 2005, revenues were $885,000 and $1,945,000 respectively. During the three-month and six-month periods ended June 30, 2004, revenues were $177,000 and $237,000 respectively.

The increased in revenues in 2005 resulted from sales of Napster Mobile, Beliefnet, Rolling Stone Ringtones, ESPN Bassmaster, as well as a variety of other games available on Cingular, Nextel, Boost Mobile, Verizon Wireless, Alltel, T-Mobile and Cingular Blue (formerly AT&T Wireless) and purchased by end users.

The decrease in revenues from quarter to quarter resulted from lower than expected purchases of ringtones and games by end users. Specifically, even though we launched our Napster Mobile service, Rolling Stone ringtone revenue declined from quarter to quarter. This decline was partially offset by an increase in branded game sales. In the near future we expect the number of applications available to end users to increase substantially coinciding with the launch of products resulting from our agreements with Playboy.com and MiniFizz.

Revenues for the three-month and six-month periods ended June 30, 2004 were derived from Rolling Stone Ringtones, ESPN Bassmaster as well as games licensed by us from Dwango Japan.

Cost of Sales. During the three-month and six-month periods ended June 30, 2005, cost of sales were $880,000 and $1,447,000 respectively. During the three-month and six-month periods ended June 30, 2004, cost of sales were $87,000 and $87,000 respectively.

The increase in cost of sales in 2005 resulted from the sale of ringtones and games and the corresponding royalties/revenue share obligations to branded partners such as Napster, Rolling Stone and ESPN and music publisher royalties associated with the branded ringtones.

The increase in cost of sales quarter to quarter resulted from the royalties/revenue share obligations to branded partners and, additionally, the amortization of contractual minimum royalties to our branded partners as well as a deck placement fee for the three-month period ended June 30, 2005 of $157,000 to a wireless carrier.

Cost of sales for the three-month and six-month periods ended June 30, 2004 resulted from royalties/revenue share obligations from sales of branded content from Rolling Stone Ringtones and ESPN Bassmaster as well as music publisher royalties associated with the branded ringtones.

Research and Development Expense. During the three-month and six-month periods ended June 30, 2005, we incurred research and development expenses of $1,478,000 and $2,828,000 respectively. During the three-month and six-month periods ended June 30, 2004, we incurred research and development expenses of $590,000 and $969,000 respectively. These expenses consist principally of salaries, consulting and related expenses.

The increase in research and development expenses from quarter to quarter and year to year was primarily due to an increase in payroll related expenses and the development of products associated with branded content and expenses associated with providing our branded content to carriers. R&D expenses are expected to continue to increase as we establish additional agreements requiring additional branded content. In addition, we expect to incur additional R&D expenses as we enter into distribution arrangements with new carriers.

Sales and Marketing Expense. During the three-month and six-month periods ended June 30, 2005, we incurred sales and marketing expenses of $573,000 and $1,114,000 respectively. During the three-month and six-month periods ended June 30, 2004, sales and marketing expenses were $275,000 and $291,000 respectively. These expenses consist principally of salaries, advertising and related expenses.

The increase in sales and marketing from quarter to quarter and year to year was primarily due to an increase in payroll related expenses due to the hiring of personal to promote our new channels of branded content and advertising related expenses due to promotion of our branded content.

General and Administrative Expense. During the three-month and six-month periods ended June 30, 2005, we incurred general and administrative expenses of $1,367,000 and $2,582,000 respectively. During the three-month and six-month periods ended June 30, 2004, general and administrative expenses were $718,000 and $1,571,000 respectively.

The increase in general and administrative expenses from quarter to quarter and year to year was primarily due to an increase in payroll related expenses, facilities expenses, legal fees associated with various SEC filings and contract review and professional fees as a result of regulatory and corporate governance requirements pursuant to the Sarbanes-Oxley Act of 2002.

Interest Expense. During the three-month and six-month periods ended June 30, 2005, we incurred interest expense of $723,000 and $1,578,000 respectively. During the three-month and six-month periods ended June 30, 2004, interest expense was $549,000 and $968,000 respectively.

The increase in interest expense from year to year is directly attributable to the accrual of interest, amortization of debt discount for converted notes and amortization of debt discount for exercised warrants related to the 2003 8% senior convertible notes and 2004 9% senior convertible notes.

The decrease in interest expense from quarter to quarter was due to fewer converted notes and their associated accelerated amortization costs and exercised warrants related to the 2003 8% senior convertible notes and 2004 9% senior convertible notes.

Net Loss. Our net loss for the three-month and six-month periods ended June 30, 2005 was $5,557,000 and $10,411,000 respectively. Our net loss for the three-month and six-month periods ended June 30, 2004 was $2,048,000 and 3,655,000 respectively.

The increase in our net loss from year to year was primarily due to increased expenses to develop our branded content as well as interest expense related to our financings in 2004.

The increase in our net loss from quarter to quarter was primarily due to an increase in payroll related expenses incurred in the development of our branded content.

Liquidity and Capital Resources

As of June 30, 2005, we had cash and short-term investments of $9,104,000 and working capital of $9,479,000. We anticipate that such funds will finance our operations through December 31, 2005.

We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. In January 2005, we completed a $700,000 financing of Series C convertible preferred stock and warrants. In February 2005, we completed a $15,000,000 financing of Series D convertible preferred stock and warrants.

We anticipate that we will continue to issue equity and/or debt securities as the primary source of liquidity, when needed, until we generate positive cash flow from operations. We cannot give you any assurance that the necessary capital will be available or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our company will dilute existing shareholders’ ownership.

During the six-month period ended June 30, 2005, net cash used in operating activities totaled $5,504,000. During the six-month period ended June 30, 2004, net cash used in operating activities totaled $3,843,000. This 43% increase is due to expansion of our business and is primarily driven by our hiring of additional employees.

During the six-month period ended June 30, 2005, net cash used in investing activities totaled $7,476,000. During the six-month period ended June 30, 2004, net cash provided by investing activities totaled $7,000. This increase in investing activities is primarily due to the purchase of short-term investments in the second quarter of 2005.

During the six-month period ended June 30, 2005, net cash provided by financing activities totaled $15,054,000. During the six-month period ended June 30, 2004, net cash provided by financing activities totaled $3,840,000. This increase is due to additional financings consummated by us that were necessary to fund our ongoing operations.

The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, which anticipates an expansion of operations, we expect that this will continue to require substantial capital to complete the expansion of our operations.

The following table summarizes, as of June 30, 2005, our obligations and commitments to make future payments under debt and operating leases and pursuant to our agreements with Rolling Stone, Playboy, Napster, MiniFizz and Beliefnet (for royalty and advertising):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	After 3 -Years
Long-Term Debt	$5,652,000	-	$5,652,000	-
Capital Leases	101,000	$42,000	59,000	-
Operating Leases*	631,000	391,000	240,000	-
Series A Series B	1,250,000 3,000,000	- -	1,250,000 3,000,000	-
Series D	15,703,000	-	15,703,000	-
Royalty Expense	1,728,000	1,378,000	350,000	-
Advertising Expense	1,075,000	942,000	133,000	-
Total	$29,140,000	$2,753,000	$26,387,000	-

*Houston office is currently subleased for the duration of the lease term relieving $57,000 from Less Than 1 Year and $14,000 from 1 - 3 Years.

Our outstanding long-term debt as of June 30, 2005 consists of:

1.   $1,652,000 Senior Subordinated Convertible Promissory Notes bearing interest at the rate of 8% per annum. The principal balance of these notes, together with all interest accrued thereon, is due and payable on September 15, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company’s management has carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

In January 2005, we completed a private placement with Alexandra Global Master Fund Ltd. to which we issued 700 shares of our Series C convertible preferred stock (“Series C”) and four year warrants to purchase 170,815 shares of common stock for an aggregate purchase price of $700,000. The preferred stock is convertible and the warrants were exercisable, at $1.97 per share. The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

In February 2005, as a result of the Series D financing, Alexandra Global Master Fund Ltd. exercised the optional conversion feature in the Series C financing and converted all of the Series C plus accrued dividends into Series D. In addition, the number of warrants issued in the Series C financing have been adjusted to four year warrants to purchase 150,750 shares of common stock exercisable, at $1.68 per share.

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

In February 2005, as a result of the Series D financing, each of Alexandra Global Master Fund Ltd.’s financings in 2004 had their conversion and exercise prices reduced from $.95 to $.93, in addition, the number of shares, of common stock underlying the notes, warrants, and preferred stock, of the financings described in the preceding paragraphs of this discussion have been adjusted based upon anti-dilution provisions triggered by this financing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2005, the 2005 Annual Meeting of Stockholders was held in the building housing the corporate offices in Seattle, WA. Stockholders representing a total of 7,138,562 shares of common stock (representing 81.9% of the outstanding shares of common stock) were present at the meeting, either in person or represented by proxy, which constituted a quorum, and voted to:

(1)	Elect six directors, each to hold office until the next annual meeting of stockholders following his election and until his successor is elected and qualified.

		For	Withheld/Abstain
	Victor A. Cohn	6,977,964	160,598
	Rick J. Hennessey	4,542,093	2,596,469
	Alexander U. Conrad	4,542,093	2,596,469
	L. Derrick Ashcroft	6,976,764	161,798
	Vishal Bhutani	6,981,764	156,798
	Paul Eibeler	6,908,322	230,240

(2)	Amend the Articles of Incorporation of the Company to increase the number of shares of Common Stock of the Company from 50,000,000 to 100,000,000.

For	Withheld	Abstain
4,379,859	2,757,203	1,500

(3)	Amend the Company’s stock incentive plan to increase the number of shares of Common Stock reserved for issuance under the plan by 500,000 from 6,000,000 to 6,500,000.

For	Withheld	Abstain
4,808,386	877,860	101,948

(4)	Ratify the appointment of Eisner LLP as our independent auditors for the year ending December 31, 2005.

For	Withheld	Abstain
4,725,171	2,413,291	100

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
3	Articles of Incorporation, as amended
31.1	Section 302 Certification of Interim Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DWANGO NORTH AMERICA CORP

Date: August 15, 2005	By:	/s/ Alexander U. Conrad
Alexander U. Conrad
Interim Chief Executive Officer (principal executive officer)

Date: August 15, 2005	By:	/s/ J. Paul Quinn
J. Paul Quinn
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3	Articles of Incorporation, as amended.
31.1	Section 302 Certification of Interim Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002