Form 10QSB
period 2005-09-30
DWANGO NORTH AMERICA CORP
filed 2005-11-14
CIK 1158134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission file number: 000-50533

DWANGO NORTH AMERICA CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	84-1407365
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2211 ELLIOTT AVENUE, SUITE 601 SEATTLE, WA 98121
(Address of principal executive offices)

206-832-0600
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,816,259 as of October 24, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dwango North America Corp. and Subsidiaries

Dwango North America Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands Except Shares)

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current assets:
Cash	$2,101	$82
Short-term investments	4,478
Accounts receivable	930	803
Prepaid royalties	938	793
Prepaid expenses	284	286
Other current assets	59	83
Total current assets	8,790	2,047

Fixed assets, net	576	251
Leasehold improvements, net	38
Deferred financing costs	465	765
Intangibles, net	15	49
Restricted cash	125
Prepaid license	136	288
	$10,145	$3,400

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,048	$1,335
Current portion of lease obligation	41	45
Total current liabilities	2,089	1,380

Long-term liabilities:
Senior convertible notes payable, net of debt
discount of $2,508 as of September 30, 2005	3,106	1,845
and of $4,070 as of December 31, 2004
Accrued interest - senior convertible notes	619	264
Long term portion of lease obligation	48	79
Total liabilities	5,862	3,568

Preferred stock $.001 par value, authorized 10,000,000 shares
Redeemable Series A Convertible Preferred stock,
$.001 par value; issued and outstanding 1,250 shares;
including $183 of accrued dividends and net of debt
discount and deferred financing of $848 as of
September 30, 2005 and $71 of accrued dividends and net
of debt discount and deferred financing of $1,122
as of December 31, 2004.	585	199
Redeemable Series B Convertible Preferred stock,
$.001 par value; issued and outstanding 3,000 shares;
including $394 of accrued dividends and net of debt
discount and deferred financing of $1,699 as of
September 30, 2005 and $124 of accrued dividends and net
of debt discount and deferred financing of $2,158
as of December 31, 2004.	1,695	966
Redeemable Series D Convertible Preferred stock,
$.001 par value; issued and outstanding 15,703 shares;
including $733 of accrued dividends and net of debt
discount and deferred financing of $6,316.	10,120	–
Capital deficit:
Common stock, $.001 par value; 100,000,000 shares
authorized; shares issued and outstanding: 8,816,000 at
September 30, 2005 and 8,251,000 at December 31, 2004	9	8
Additional paid-in capital	18,856	14,469
Accumulated deficit	(26,982)	(15,810)
Total capital deficit	(8,117)	(1,333)
	$10,145	$3,400

See notes to Condensed Consolidated Financial Statements

Dwango North America Corp. and Subsidiaries
Consolidated Statement of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$968	$545	$2,913	$781
Cost of revenues	738	381	2,185	468
Gross profit	230	164	728	313

Expenses:
Sales and marketing	751	324	1,865	615
Research and development	1,218	677	4,046	1,645
General and administrative	1,115	1,047	3,697	2,618
Operating loss	(2,854)	(1,884)	(8,880)	(4,565)

Other expenses:
Interest expense, including amortization of debt issuance cost and interest on convertible notes, net of interest income	714	679	2,292	1,647
Net loss	(3,568)	(2,563)	(11,172)	(6,212)

Accretion and deemed dividends on redeemable preferred stock	(1,421)	(212)	(4,228)	(218)

Net loss attributable to common stockholders	$(4,989)	$(2,775)	$(15,400)	$(6,430)

Common share data:
Basic and diluted loss per share	$(0.57)	$(0.39)	$(1.78)	$(0.94)
Weighted average number of basic and diluted common shares outstanding	8,792	7,116	8,656	6,869

See notes to Condensed Consolidated Financial Statements

Dwango North America Corp. and Subsidiaries
Consolidated Statements of Capital Deficit
(In Thousands)

	Common Stock
	$.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Capital
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2005	8,251	$8	$14,469	$(15,810)	$(1,333)

Warrants issued in connection with Series C
preferred stock and stock issuance costs			261		261
converted into Series D in 2005
Warrants issued to convertible notes payable
in connection with issuance of Series D			7,312		7,312
Warrants issued to convertible Series A
in connection with issuance of Series D			83		83
Warrants issued to convertible Series B
in connection with issuance of Series D			200		200
Warrants issued to convertible notes payable
in connection with issuance of Series D			203		203
Common stock issued upon conversion of principal
and accrued interest on senior convertible notes	362	1	344		345
Common stock issued upon exercise of warrants	130		123		123
Common stock issued upon exercise of stock options	73		89		89
Accretion and deemed dividend on preferred stock			(4,228)		(4,228)
Net loss for the nine months ended September 30, 2005				(11,172)	(11,172)
Balance at September 30, 2005	8,816	$9	$18,856	$(26,982)	$(8,117)

See notes to Condensed Consolidated Financial Statements

Dwango North America Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Month Period Ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(11,172)	$(6,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	129	68
Write off of fixed assets (net)	1
Common stock issued as compensation		3
Amortization of debt discount	1,766	1,055
Amortization of intangible assets	34	128
Amortization of prepaid licenses	152	102
Deferred financing cost	300	279
Changes in:
Accounts receivable	(127)	(443)
Prepaid expenses and royalties	(142)	(779)
Other assets	24	(7)
Accounts payable and accrued expenses	711	(403)
Accrued interest	398	385
Net cash used in operating activities	(7,926)	(5,824)

Cash flows from investing activities:

Deferred acquisition cost		39
Restricted cash	(125)
Purchase of short-term investments	(6,948)
Sale of short-term investments	2,470
Leasehold improvements	(57)
Purchase of fixed assets	(437)	(28)
Net cash (used in)/provided by investing activities	(5,097)	11

Cash flows from financing activities:
Cash overdraft		(2)
Stock options exercised	89
Repayment of capital lease	(34)	(14)
Proceeds from issuance of notes
payable and warrants		3,625
Proceeds from exercise of warrants	123
Proceeds from issuance of Series A
preferred stock and warrants		1,070
Proceeds from issuance of Series B
preferred stock and warrants		2,957
Proceeds from issuance of Series C and Series D
preferred stock and warrants	14,864
Net cash provided by financing activities	15,042	7,636

Net increase in cash and equivalents	2,019	1,823
Cash and equivalents at beginning of period	82	–
Cash at end of period	$2,101	$1,823

Supplementary disclosure of cash flow information:
Interest paid	$171	$2
Noncash transactions:
Conversion of debt to common stock		$442
Warrants issued as financing cost		241
Common stock issued in connection with fees for investor relations services		68
Warrants issued in connection with Series A preferred stock and stock issuance costs		683
Warrants issued to investment bankers for fund raising services in connection with Series A preferred stock		156
Warrants issued in connection with brand licensing agreement		440
Common stock issued for purchase of software		440
Common stock issued for covenant not to compete		90
Debt discount recorded for warrants issued with convertible notes		2,028
Common Stock issued in payment of interest on senior convertible notes	$43	196
Common Stock issued for redemption of principal on senior convertible notes	301	324
Warrants issued in connection with Series B preferred stock and stock issuance costs		2,384
Warrants issued to convertible notes payable with ratchet affect of financing for Series B		2,173
Warrants issued to Series A preferred with ratchet affect of financing for Series B		369
Warrants issued to convertible notes payable with ratchet affect of financing for Series D	203
Warrants issued to Series A preferred with ratchet affect of financing for Series D	83
Warrants issued to Series B preferred with ratchet affect of financing for Series D	200
Fixed assets acquired through capital lease		134
Warrants issued in connection with Series C preferred stock and stock issuance costs	261
Warrants issued in connection with Series D preferred stock and stock issuance costs	7,312
Accretion for Series A preferred stock	357	84
Accretion for Series B preferred stock	659	67
Accretion for Series C preferred stock	292
Accretion for Series D preferred stock	1,804
Deemed dividend Series A preferred stock	113	33
Deemed dividend Series B preferred stock	270	34
Deemed dividend Series D preferred stock	733

See notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Note A - The Basis of Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Dwango North America Corp., formerly Woodland Hatchery, Inc. (the “Company”, “we” or “our”), as of September 30, 2005 and the condensed consolidated results of its operations for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively, and cash flows for the nine-month periods ended September 30, 2005 and 2004, respectively. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.

Certain prior period balances have been reclassified for comparative purposes.

Note B - Loss per Share

The Company’s basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were not included in the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	Nine-Month Period Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Options	4,281,000	3,659,000
Warrants	14,139,000	11,085,000
Convertible preferred stock	15,787,000	4,474,000
Convertible notes	6,000,000	6,584,000
Total dilutive shares	40,207,000	25,802,000

Note C - Stock Options

The Company accounts for stock-based employee and directors compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company’s net loss available to common stockholders and net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss attributable to common shareholders	$(4,989,000)	$(2,775,000)	$(15,400,000)	$(6,430 000)
Stock based employee compensation included in the net loss, net of related tax effect	–	–	–	–
Stock based employee compensation determined under the fair value based method	(54,000)	(170,000)	(698,000)	(801,000)
Pro forma net loss	$(5,043,000)	$(2,945,000)	$(16,098,000)	$(7,231,000)
Net loss per share (basic and diluted):
As reported	$(.57)	$(.39)	$(1.78)	$(.94)
Pro forma	$(.57)	$(.41)	$(1.86)	$(1.05)

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

Note F - Debt

On February 1, 2005, as a result of the issuance of Series D, per the anti-dilution provisions of the $1,700,000 Senior Convertible Promissory Note and related warrants issued to Alexandra Global Master Fund Ltd on January 8, 2004, the conversion and exercise prices of such securities have been adjusted to $0.93. In addition, the shares of common stock underlying these warrants increased by 38,483, which are exercisable at $0.93 per share until January 8, 2008. The fair value of the warrants was adjusted using the difference between the fair value of the warrants pre-adjustment and the fair value of the warrants post-adjustment amounting to an additional debt discount of approximately $26,000 to be amortized over the remaining life of the warrants. The fair value of the warrants pre-adjustment was approximately $919,000 utilizing the Black Scholes option-pricing model with the following assumptions: 105% volatility, one-year and eleven-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the warrants post-adjustment was approximately $945,000 utilizing the Black Scholes option-pricing model with the following assumptions: 105% volatility, one-year and eleven-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of approximately $60,000 to be amortized over the remaining life of the note.

On February 1, 2005, as a result of the issuance of Series D, per the anti-dilution provisions of the $2,300,000 Senior Convertible Promissory Note and related warrants issued to Alexandra Global Master Fund Ltd on March 19, 2004, the conversion and exercise prices of such securities have been adjusted to $0.93. In addition, the shares of common stock underlying these warrants increased by 52,066, which are exercisable at $0.93 per share until March 19, 2008. The fair value of the warrants was adjusted using the difference between the fair value of the warrants pre-adjustment and the fair value of the warrants post-adjustment amounting to an additional debt discount of approximately $36,000 to be amortized over the remaining life of the warrants. The fair value of the warrants pre-adjustment was approximately $1,283,000 utilizing the Black Scholes option-pricing model with the following assumptions: 105% volatility, two-year and two-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the warrants post-adjustment was approximately $1,319,000 utilizing the Black Scholes option-pricing model with the following assumptions: 105% volatility, two-year and two-month expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of approximately $81,000 to be amortized over the remaining life of the note.

Note G - Preferred Stock

On February 1, 2005, as a result of the issuance of Series D, per the anti-dilution provisions of the Series A convertible preferred stock (“Series A”) and related warrants, the conversion and exercise prices of such securities have been adjusted to $0.93. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of approximately $83,000 to be amortized through June 2007.

For the period ended September 30, 2005, the accrued deemed dividend, amortization of deferred financing expense and accretion of preferred stock to liquidation value on the Series A was $183,000, $81,000 and $471,000 respectively.

On February 1, 2005, as a result of the issuance of Series D, per the anti-dilution provisions of the Series B convertible preferred stock (“Series B”) and related warrants, the conversion and exercise prices of such securities have been adjusted to $0.93. The fair value of the conversion feature was adjusted using the difference between the fair value of the conversion feature pre-adjustment and the fair value of the conversion feature post-adjustment amounting to an additional debt discount in the amount of approximately $200,000 to be amortized through August 2007.

For the period ended September 30, 2005, the accrued deemed dividend, amortization of deferred financing expense and accretion of preferred stock to liquidation value on the Series B was $394,000, $9,000 and $919,000 respectively.

On January 12, 2005, the Company issued 700 shares of Series C convertible preferred stock (“Series C”).

In connection with the issuance of the $700,000 Series C, the Company also issued warrants to the Series C holders to purchase a total of 170,815 shares of common stock, exercisable at $1.97 per share. The fair value of the warrants was approximately $165,000 utilizing the Black Scholes option-pricing model with the following assumptions: 104% volatility, three-year expected life, risk-free interest rate of 3.38% and a dividend yield ratio of 0%. In accordance with EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated the net proceeds between the Series C and the warrants based on the relative fair values. The proceeds allocated to the warrants of $267,000 was recorded as debt discount. Additionally, the difference between the proceeds allocated to, and the relative fair value of the discount of $267,000, is being amortized over the life of the Series C.

On February 1, 2005, as a result of the issuance of Series D, per the terms of the Series C, the holder exercised the right of optional conversion and converted all of the Series C and $3,000 of accrued dividends into Series D. As a result of the conversion, the unamortized debt discount of $267,000 and unamortized deferred financing expense of $25,000 was written off immediately.

On February 1, 2005, the Company issued 15,703 shares of Series D. As of September 30, 2005, there were 15,703 shares of Series D issued and outstanding. The material terms of the Series D are as follows:

Dividends. Holders of Series D are entitled to cumulative dividends at the rate of $70 per annum per share. Such dividends may be paid in cash or, at our company’s option and subject to certain limitations, accrued without interest until the shares of Series D to which such dividends relate are redeemed or converted into shares of common stock.

Liquidation preference. Upon any liquidation, dissolution or winding up of the Company, the holders of Series D shall be entitled to payment of $1,000 per share plus an amount equal to any accrued and unpaid dividends, before any distribution is made to the holders of our common stock. The holders of Series D are junior to the Series A and Series B, both as to payment of dividends and as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary. If the assets to be distributed are insufficient to permit such payment, then the assets to be so distributed shall be distributed ratably among the holders of Series D after the holders of Series A and Series B.

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

For the period ended September 30, 2005, the accrued deemed dividend, amortization of deferred financing expense and accretion of preferred stock to liquidation value on the Series D was $733,000, $172,000 and $1,633,000 respectively.

Note H - Subsequent Events

On October 1, 2005, the Company exercised its contractual right to terminate its license agreement with Beliefnet, Inc. Pursuant to the terms of the September 2004 agreement, the Company agreed to minimum royalty payments over the contract term. The Company had the right to terminate the agreement with Beliefnet if royalties did not exceed a minimum threshold within six (6) months after the launch date. The agreement duration was one year from the time of the launch of the service. Other than for October 2005 minimum royalties earned by Beliefnet prior to the termination of the agreement, the Company was not required to make any additional payments in connection with the termination. The termination ends any further obligation of the Company with Beliefnet.

On October 19, 2005, the Company entered into an agreement to terminate the October 2004 license agreement with Flow C.M.M. Inc.(“Minifizz”). Pursuant to the terms of the October 2005 agreement, the Company made a one time payment of $80,000 which will be expensed in the fourth quarter. The original term of the agreement was three years from the initial launch of the service. The termination ends any further obligation of the Company with Minifizz.

On October 24, 2005, the Company entered into a trademark and technology termination agreement (the “Termination Agreement”) with Dwango North America, Inc., a wholly-owned subsidiary of the Company, and Dwango Co., Ltd., a Japanese mobile entertainment supplier (“Dwango Japan”). Since August 2002, the Company has exclusively licensed from Dwango Japan the Dwango trademark and technologies for use in North America. Under the terms of the Termination Agreement, Dwango Japan will be entitled to use and license its technology in North America beginning January 1, 2006. The Company will no longer be required to pay Dwango Japan a royalty or licensing fee, effective immediately. The Company will cease using the Dwango trademark upon announcement of its new company name, and will rename its products and assets as soon as possible. The Company expects to announce a new company name prior to the end of the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

We produce, publish and promote mobile entertainment content for major media brands through North American wireless carriers. We generate revenue by distributing our content over wireless carrier networks. Our revenue model is driven by fees paid by consumers for wireless entertainment products and services. These fees may be collected by carriers, collected directly by the Company or some combination thereof. Currently, our revenue model is through collection by carriers. Our revenue model does not rely on advertising or any other revenue source not directly related to the downloading of wireless entertainment content by consumers. A percentage of revenue is shared with the wireless carrier and the percentages vary for each carrier, depending upon the specific carrier agreement.

Currently, the majority of our content is sold for a download fee. The download fee model is based on a single fee per downloaded application or bundle of applications. Download fees are assessed on a per download basis for each game or bundle of games, ringtones, images and other features. Some of the download features will have expirations based on time.

We are a mobile media company whose products include ringtones, games, images and messaging services for mobile devices. We currently sell our products in North America through distribution agreements with major wireless operators, such as Cingular and Verizon. Most of our products are sold to consumers via our branded services with branding from major media companies such as Napster, Playboy, USA TODAY, Rolling Stone Magazine and ESPN Bassmaster. We call our strategy of delivering mobile content under media brands, the mobile channel strategy. The mobile channel strategy allows for the distribution of branded services, using content such as ringtones, games and images, with brands for a specific lifestyle category. For example, our Rolling Stone brand focuses on the music enthusiast lifestyle, and as such the products merchandised under the Rolling Stone brand are largely music related. We publish a mix of content owned by licensed brand owners and original content, with a focus on original content. We create content for use in the North American wireless market, through internal development, outsourced development and strategic alliances. We have been pursuing the branded channel strategy since our June 2004 launch of Rolling Stone.

During 2004, we signed agreements and launched branded service applications with Rolling Stone and ESPN. In the latter part of 2004, we signed agreements with Playboy.com, Napster LLC, Beliefnet and Flow C.m.M, Inc. (“MiniFizz”) and we have launched branded service applications for Napster LLC and Beliefnet in the second quarter of 2005 and Playboy in the fourth quarter of 2005. In October 2005, we terminated our agreements with Beliefnet and MiniFizz in an effort to concentrate our resources with our other brand partners. Branded services we provide for a particular brand may vary, but they will be some combination of ringtones, images, games, messaging and other content as cellphone technology capabilities become more advanced. We may sign additional media brands in the future. We believe the consumer recognition of the brands and the quality content provided are a competitive advantage in the market.

We have entered into agreements to distribute our applications on Verizon, USCellular, Alltel, Cingular mMode (formerly AT&T Wireless), Nextel, T-Mobile, Cingular Wireless MEdiaNet and Boost Mobile which provide the terms and conditions under which our applications may be made available to end-users of these United States wireless carriers. Currently, Cingular Wireless is upgrading and re-launching their service as Media Net 3.0. We have successfully submitted our software applications for review and testing; however at this time it is unclear what applications, if any, will be included in the new service at the time of the proposed launch, which is scheduled for mid-November 2005. In March 2005, we entered into agreements with two Canadian wireless carriers Microcell/Fido and Rogers and in September 2005 we entered into an agreement with another Canadian carrier, Telus. Relationships are also being aggressively pursued with other major wireless carriers in the United States, Canada, Latin America and South America.

During the quarter ending September 30, 2005, the Company, in an effort to decrease operating expenses, reduced headcount by 30%. Per the terms of the separation agreement, the affected employees received two weeks of severance pay amounting to approximately $34,000. The reduction is expected to save the company approximately $1,500,000 over the next twelve months. As of September 30, 2005 we had 54 full-time employees. Currently there are no plans for any significant headcount additions for the remainder of 2005.

We generated $1,645,000 in revenues for the year ended December 31, 2004 and $2,913,000 for the nine-month period ended September 30, 2005. However our net losses in these periods are $10,343,000 and $15,400,000, respectively and we are not profitable. We anticipate that we will continue to incur net losses for the foreseeable future and may never achieve profitability. The extent of these losses will depend, in part, on the amount of growth in our revenues from consumer acceptance of our branded service approach and the number of wireless mobile carriers who agree to carry our applications and our ability to manage our operating expenses. As of September 30, 2005, we had an accumulated deficit of $26,982,000. Our operating expenses are approximately $1,000,000 per month, approximately 55% of which is for payroll, 15% of which is for marketing and 30% of which is for our general operations. In January and February 2005, we raised $15,700,000 and as a result we believe we can satisfy our cash requirements through December 31, 2005. Partnerships are also possible. We plan to identify companies that offer complementary mobile entertainment infrastructure services. We will need to generate a significant amount of increased revenues to achieve profitability. We cannot give you any assurance that we can accomplish any of the foregoing or achieve or sustain profitability or that our operating losses will not increase in the future.

Application Development

At this juncture, we typically build our mobile applications (games and images) internally. During 2004 and 2005, we did have relationships with several companies with respect to their development of game content on our behalf. In 2005 we partnered with Crisp Wireless (“Crisp”) to develop and launch a mobile media application. We have since terminated our relationship with Crisp.

We have designed and developed our proprietary ringtone and media service, which allows consumers to download ringtones and images to their phones. We have our own catalog of approximately 3,000 polyphonic ringtones and have licensed over 3,000 mastertones and custom audiotones with ongoing production and licensing of new ringtones every month. We have an agreement with Rolling Stone and Real Networks to develop mobile content (games, ringtones and other media offerings and applications) using the Rolling Stone brand. Our first product launched under the agreement was a ringtone browser, which was launched in June 2004. We also have an agreement with Napster to provide ringtones and images via the Napster brand. Our primary target market for ringtones and media is broader than for games in North America. Ringtones and images for phones are attractive to older consumers as well as the targeted youth market. The resulting demographic includes youth, but expands beyond to encapsulate those between the ages of 14 to 35, although the heaviest users are still expected to be in the 14 to 24 age segment.

During 2004, we produced the Bassmaster Legendary Lunkers game internally. In 2005, we launched one additional game developed internally, Rolling Stone 20 Questions.

Our delivery platform incorporates a mobile ringtone catalog application that allows users to browse, search, sample and download the newest as well as the most popular ringtones, sorted by title, artist and category. Ringtone downloads are initiated through a WAP browser, a WEB browser or a downloadable BREW ringtone client, allowing for customers to purchase new ringtones directly from their phones. We have expanded our capabilities to include mobile messaging products. Mobile messaging products include text messaging (SMS) and short code provisioning for content downloads. Short code provisioning is often referred to as premium SMS (PSMS) whereby a consumer enters a code directly on their handset to receive a piece of content for a fee. We launched an application in September 2005 with USA TODAY that incorporates PSMS.

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

Results of Operations

Revenue. During the three-month and nine-month periods ended September 30, 2005, revenues were $968,000 and $2,913,000 respectively. During the three-month and nine-month periods ended September 30, 2004, revenues were $545,000 and $781,000 respectively.

The increase of $423,000 in revenues for the three-month period ended September 30, 2005 over the three-month period ended September 30, 2004 resulted from higher purchases of ringtones and games by end users. In the near future we expect the number of applications available to end users to increase coinciding with the launch of products pursuant to our agreement with Playboy.com.

The increase of $2,132,000 in revenues for the nine months ended September 30, 2005 over the nine-months ended September 30, 2004 resulted from sales of Napster Mobile, Beliefnet, Rolling Stone Ringtones, ESPN Bassmaster, as well as a variety of other games available on Cingular, Nextel, Boost Mobile, Verizon Wireless, Alltel, T-Mobile and Cingular Blue (formerly AT&T Wireless) in the United States and Rogers and Microcell/Fido in Canada and purchased by end users.

Revenues for the three-month and nine-month periods ended September 30, 2004 were derived primarily from Rolling Stone ringtones as well as ESPN Bassmaster and games licensed by us from Dwango Japan.

Cost of Revenues. During the three-month and nine-month periods ended September 30, 2005, cost of revenues were $738,000 and $2,185,000 respectively. During the three-month and nine-month periods ended September 30, 2004, cost of revenues were $381,000 and $468,000 respectively.

The increase of $357,000 in cost of revenues for the three-month period ended September 30, 2005 over the three-month period ended September 30, 2004 primarily resulted from additional royalties/revenue share obligations including minimum royalties paid out to Rolling Stone in excess of royalties earned.

The increase of $1,717,000 in cost of revenues for the nine months ended September 30, 2005 over the nine-months ended September 30, 2004 primarily resulted from the sale of ringtones and games and the corresponding royalties/revenue share obligations to branded partners such as Napster and ESPN, music publisher royalties associated with the branded ringtones, minimum royalties paid out to Rolling Stone in excess of royalties earned and a deck placement fee of $157,000 to a wireless carrier which occurred in the second quarter of 2005.

Cost of revenues for the three-month and nine-month periods ended September 30, 2004 resulted from royalties/revenue share obligations from sales of branded content from Rolling Stone ringtones and ESPN Bassmaster as well as music publisher royalties associated with the branded ringtones.

Research and Development Expense. During the three-month and nine-month periods ended September 30, 2005, we incurred research and development expenses of $1,218,000 and $4,046,000 respectively. During the three-month and nine-month periods ended September 30, 2004, we incurred research and development expenses of $677,000 and $1,645,000 respectively. These expenses consist principally of salaries, consulting and related expenses.

The increase of $541,000 in research and development expenses for the three-month period ended September 30, 2005 over the three-month period ended September 30, 2004 was primarily due to payroll related expenses and the costs associated with the development of branded content products. R&D expenses are expected to decrease as we improve efficiency and focus on core products resulting in the need for less headcount.

The increase of $2,401,000 in research and development expenses for the nine months ended September 30, 2005 over the nine-months ended September 30, 2004 was primarily due to payroll related expenses incurred in the development of branded content for Beliefnet, Minifizz, Rolling Stone, Napster, Playboy and USAToday.

Sales and Marketing Expense. During the three-month and nine-month periods ended September 30, 2005, we incurred sales and marketing expenses of $751,000 and $1,865,000 respectively. During the three-month and nine-month periods ended September 30, 2004, sales and marketing expenses were $324,000 and $615,000 respectively. These expenses consist principally of salaries, advertising and related expenses.

The increase in sales and marketing for the three-month and nine-month periods ended September 30, 2005 over the three-month and nine-month periods ended September 30, 2004 of $427,000 and $1,250,000, respectively was primarily due to an increase in payroll related expenses due to the hiring of personal to promote our new channels of branded content and advertising related expenses due to promotion of our branded content.

General and Administrative Expense. During the three-month and nine-month periods ended September 30, 2005, we incurred general and administrative expenses of $1,115,000 and $3,697,000 respectively. During the three-month and nine-month periods ended September 30, 2004, general and administrative expenses were $1,047,000 and $2,618,000 respectively.

The increase of $68,000 in general and administrative expenses for the three-month period ended September 30, 2005 over the three-month period ended September 30, 2004 was primarily due to an increase in payroll related expenses and professional fees.

The increase of $1,079,000 in general and administrative expenses for the nine months ended September 30, 2005 over the nine-months ended September 30, 2004 was primarily due to an increase in payroll related expenses, facilities expenses, legal fees associated with various SEC filings and contract review and professional fees as a result of regulatory and corporate governance requirements related to the Sarbanes-Oxley Act of 2002.

Interest Expense. During the three-month and nine-month periods ended September 30, 2005, we incurred interest expense of $714,000 and $2,292,000 respectively. During the three-month and nine-month periods ended September 30, 2004, interest expense was $679,000 and $1,647,000 respectively.

The increase in interest expense for the three-month and nine-month periods ended September 30, 2005 over the three-month and nine-month periods ended September 30, 2004 of $35,000 and $645,000, respectively, is directly attributable to the accrual of interest, amortization of debt discount for converted notes and amortization of debt discount for exercised warrants related to the 2003 8% senior convertible notes and 2004 9% senior convertible notes.

Net Loss Attributable to Common Stockholders. Our net loss for the three-month and nine-month periods ended September 30, 2005 was $4,989,000 and $15,400,000 respectively. Our net loss for the three-month and nine-month periods ended September 30, 2004 was $2,775,000 and 6,430,000 respectively.

The increase of $2,214,000 in our net loss for the three-month period ended September 30, 2005 over the three-month period ended September 30, 2004 was primarily due to a increase in payroll related expenses, professional fees in the development and marketing of our branded content and consulting.

The increase of $8,970,000 in our net loss for the nine months ended September 30, 2005 over the nine-months ended September 30, 2004 was primarily due to increased expenses to develop our branded content as well as interest expense related to our financings in 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had cash and short-term investments of $6,579,000 and working capital of $6,701,000. We anticipate that such funds will finance our operations through December 31, 2005.

We have historically funded our operations primarily through the sale of our equity and/or debt securities, including sales of common stock, convertible notes, preferred stock and warrants. In January 2005, we completed a $700,000 financing of Series C convertible preferred stock and warrants. In February 2005, we completed a $15,000,000 financing of Series D convertible preferred stock and warrants.

During the nine-month period ended September 30, 2005, net cash used in operating activities totaled $7,926,000. During the nine-month period ended September 30, 2004, net cash used in operating activities totaled $5,824,000. This 36% increase is due to expansion of our business and is primarily driven by our hiring of additional employees.

During the nine-month period ended September 30, 2005, net cash used in investing activities totaled $5,097,000. During the nine-month period ended September 30, 2004, net cash provided by investing activities totaled $11,000. This increase in investing activities is primarily due to the purchase of short-term investments in the second quarter of 2005.

During the nine-month period ended September 30, 2005, net cash provided by financing activities totaled $15,042,000. During the nine-month period ended September 30, 2004, net cash provided by financing activities totaled $7,636,000. This 97% increase is due to additional financings consummated by us that were necessary to fund our ongoing operations.

In order to finance our operations for the three-month period ended September 30, 2005, we used approximately $850,000 per month in cash. Based on our current cash balance and our average cash output for the three-month period ended September 30, 2005, we should be able to continue operations at current levels for approximately eight months through May 2006. In the event the results of our operations are not able to generate a positive cash flow, we may be required to raise additional capital in the form of equity and/or debt securities, decrease operating expenses or look to be acquired. In the event we attempt to raise additional capital, we cannot give you any assurance that the necessary capital will be available or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our company will dilute existing shareholders’ ownership.

The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, which anticipates an expansion of operations, we expect that this will continue to require substantial capital to complete the expansion of our operations.

The following table summarizes, as of September 30, 2005, our obligations and commitments to make future payments under debt and operating leases and pursuant to our agreements with Rolling Stone, Playboy and Napster (for royalty and advertising):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	After 3 -Years
Long-Term Debt	$5,614,000	$1,614,000	$4,000,000	–
Capital Leases	89,000	41,000	48,000	–
Operating Leases*	537,000	401,000	136,000	–
Series A	1,250,000	–	1,250,000	–
Series B	3,000,000	–	3,000,000
Series D	15,703,000	–	15,703,000	–
Royalty Expense	1,190,000	840,000	350,000	–
Advertising Expense	950,000	833,000	117,000	–
Total	$28,333,000	$3,729,000	$24,604,000	–

*	Houston office is currently subleased for the duration of the lease term relieving $57,000 from Less Than 1 Year.

Our outstanding long-term debt as of September 30, 2005 consists of:

1.    $1,614,000 Senior Subordinated Convertible Promissory Notes bearing interest at the rate of 8% per annum. The principal balance of these notes, together with all interest accrued thereon, is due and payable on September 15, 2006.

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

Important Factors That May Affect Our Operating Results, Our Business and Our Stock Price

Described below and elsewhere in this report are risks and uncertainties that we currently deem to be material and that we believe are specific to our Company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occur, our business, financial condition or operating results could be materially adversely affected.  Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this quarterly report and our other public filings.

Risks Relating to Our Business

We have a limited operating history, have incurred losses to date, and cannot give any assurance that we can ever attain profitability.

We began our operations in September 2003 and therefore have a limited operating history in the wireless content market. We cannot give any assurance that we will be able to generate or sustain meaningful revenues in the future. For the nine months ended September 30, 2005, we incurred a net loss attributable to common stockholders of $15,400,000. For the years ended December 31, 2003 and 2004, we incurred net losses attributable to common stockholders of $4,650,000 and $10,343,000, respectively. We expect to continue to incur losses for at least the next twelve months. We cannot give you any assurance that we will ever achieve profitability. To achieve profitability, we must, among other things, develop, market and sell substantially more of our products, hire and retain qualified and experienced employees, and be able to manage our expected growth. We may not be successful in these efforts.

In the event that our projections regarding our revenue growth are inaccurate, our losses will be greater than projected, which will put additional pressure on our limited cash resources.

We anticipate that our financial results in the near term will be principally driven by our ability to properly allocate our cash resources. The allocation of these resources must be coordinated with and take into account the projected rate of growth of revenue and the pricing assumptions in our business model. Our management has made significant estimates regarding the anticipated growth of our customer base, taking into account many variables, many of which are outside our control. Our business model requires expanding and improving our technological and other capabilities necessary to properly service anticipated increased usage by cell phone users. If our revenue does not grow at projected rates, or our pricing assumptions are incorrect, then our up front expenses will exceed our revenues by amounts greater than currently anticipated, exacerbating projected losses and putting additional pressure on cash resources.

If we are unable to enter into distribution arrangements with major wireless carriers and develop and maintain strategic relationships with such wireless carriers, we will be unable to distribute our products effectively or generate significant revenue.

Our strategy for pursuing a significant share of the emerging wireless content market in North America is dependent upon having distribution arrangements with major wireless carriers. We need to develop and maintain strategic relationships with these wireless carriers so that, among other things, we can obtain favorable treatment with respect to the timing and placement of our applications on the wireless handset download menus. In this respect, we have entered into agreements with Verizon, US Cellular, Alltel, Cingular mMode (formerly AT&T Wireless), Nextel, T-Mobile, Cingular Wireless MEdiaNet and Boost Mobile in the US and Rogers, Microcell/Fido and Telus in Canada, which provide for the terms and conditions under which our applications may be made available to end-users of such carriers. These agreements are not exclusive and generally do not obligate the carriers to market or distribute any of our applications. We are dependent upon the subsequent success of these wireless carriers in performing their responsibilities and sufficiently marketing our applications. We cannot assure you that we will be able to negotiate, execute and maintain favorable agreements and relationships with wireless carriers, that the carriers with whom we have a contractual relationship will choose to utilize our applications or that such wireless carriers will be successful and/or will not pursue alternative technologies.

If we are unsuccessful in entering into and maintaining branded service agreements, our revenues will be negatively affected.

An important aspect of our business strategy is to have branding relationships with third parties that have brand names known to the general public. For example, we currently have branded service agreements with ESPN, Real Networks (Rolling Stone Magazine), Napster, USA TODAY and Playboy.com. Branded service agreements generally have a set term of between one and three years, include provisions for exclusivity and may require us to make significant minimum payments. There is no assurance that we will enter into a sufficient number of branded service agreements, renew the terms of existing agreements, or that the ones that we enter into will be profitable and will not be terminated early.

We have only recently commenced generating revenues and may not be prepared for the demands of growth.

Our revenues for 2004 and each of the first three quarters in 2005 (unaudited) are as follows: $1,645,000 (2004), $1,060,000 (first quarter of 2005), $885,000 (second quarter of 2005) and $968,000 (third quarter of 2005). The growth process places significant demands on our management and operational infrastructure. Continued growth may adversely affect our ability to maintain high quality standards, have appropriate operational, financial and management controls and achieve continued positive relationships with wireless carriers, branded service partners and customers. To achieve these ends, significant expenditures and allocation of personnel resources may be required.

If our product development fails to keep up with that of our competitors, our revenues and potential future profitability could be adversely affected.

The market for wireless applications is extremely competitive. We expect our competition to intensify as competitors incorporate new features and expand and accelerate the release of new products and service offerings, and new competitors enter the market. The evolution of technology in the wireless market is rapid, and we must adapt to remain competitive. We are aware of other companies that provide mobile applications. Some of these companies have substantially greater financial resources than us which could allow them to identify emerging trends more quickly and develop technology at a faster pace. We may not be able to compete successfully against current or future competitors and such competitive pressures could have an adverse effect on our revenues and potential profitability. Some of our competitors have already made significant progress in the market.

The termination of our license with Dwango Japan could affect our business by creating additional competition.

In August 2002, we began exclusively licensing from Dwango Co., Ltd., a Japanese mobile entertainment supplier (“Dwango Japan”), the Dwango trademark and technologies for use in North America. In October 2005, we entered into a trademark and technology termination agreement (the “Termination Agreement”) with Dwango North America, Inc., a wholly-owned subsidiary of the Company, and Dwango Japan.

Under the terms of the Termination Agreement, Dwango Japan will be entitled to use and license its technology in North America beginning January 1, 2006. The Company is required to cease using Dwango Japan's technology and the "Dwango" name trademark in 2006. In addition, under the terms of the Termination Agreement, Dwango Japan would be able to enter the North American market which could potentially create additional competition for the Company.

If we are unable to maintain a prominent position on application download menus, our revenues could be adversely affected.

We will need to continually develop new products in order to maintain a prominent position on the application download menus maintained and controlled by wireless carriers. Consumers are more likely to download newer applications that are higher up in the download menu. New applications are generally introduced onto the application download menus on a weekly basis, and older applications are pushed toward the bottom of the menu. There is no guarantee that by refreshing content we will be able to maintain a prominent position on the download menu as menu placement is determined by the carriers. In addition, it is of great importance to correspond the delivery of our applications with the introduction of new cell phone models, as many customers initially install games upon their purchase of the device. If we are unable to maintain a prominent position on the download menus, our revenues could be adversely affected.

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

If we publish content without appropriate licensed rights to do so, we could be subject to infringement lawsuits which could subject us to liability and prevent use of content.

We publish content obtained from third parties. We attempt to ensure that all content we publish has appropriate licensed rights prior to using that content in our applications. If the content obtain from third parties is not appropriately licensed, we could be subject to lawsuits and resulting financial judgments and the prevention of our use of the content in our applications. We have had instances where we were required to cease using content due to licensing restrictions, but have not been subject to lawsuit.

The loss of certain key management employees could cause us to be unable to implement our business plan.

Our success depends in large part upon the experience, abilities and continued services and contributions of a small number of key management employees. These employees provide us with needed experience in the wireless industry and relationships with carriers, content providers and other third parties necessary to our business. The loss of the services of one or more of our key employees could cause us to be unable to implement our business plan. Our performance depends on the continued service of our key technical, sales and senior management personnel. Several of our key management have not entered into employment agreements with a specified term of employment with us. The loss of one or more of our key management employees could have a material adverse effect on our business, financial condition or results of operations. In particular, On August 15, 2005, Rick J. Hennessey resigned as our Chief Executive Office and Director. We replace these individuals with internal candidates and, if deemed appropriate, individuals from outside our organization. While our internal candidates understand our business model, they must learn a new position and take on additional or new responsibilities, which could take time and result in the disruption to our on-going operations. To integrate into our company, new key management must spend a significant amount of time learning our business model and management systems, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our on-going operations. Additionally, we may need to hire additional personnel in general or to replace internal candidates who have been promoted and as a result, we may experience increased compensation costs that are not offset by either improved productivity or increased revenue.

If we are unable to attract and retain qualified management and other personnel, our ability to implement our business plan may be adversely affected.

As of September 30, 2005, we had 54 full-time employees. Most of our present management has limited experience in managing a business such as ours. In order to meet our business objectives, we may need to hire and retain appropriate management personnel, as well as additional technical personnel. We compete for such persons with other companies, some of which may have substantially greater capital resources and facilities than we do. We cannot assure you that we will be successful in recruiting and retaining such personnel of the requisite caliber or in adequate numbers to enable us to conduct our business as proposed.  In September 2005, we reduced our headcount by approximately 30% in an effort to reduce operating expenses. We do not know what impact, if any, this will have on the personnel retained or on our ability to attract additional personnel.

Contemplated changes in the accounting treatment for stock options will make it expensive to maintain our current practice with respect to the granting stock options.

The granting of stock options is used by us as a significant compensation tool. The Financial Accounting Standards Board has changed the accounting treatment of stock options which will require the recording of an expense upon each grant of a stock option. Given our current compensation practices, this will result in a significant increase in compensation charges. If we change our compensation practices and reduce or eliminate stock option grants, we may find it more difficult to attract, retain and motivate employees, which could adversely affect our operations.

We may need additional financing in the future and may have to significantly curtail or cease operations if we are unable to secure such financing.

At December 31, 2004, we had working capital of $667,000 and a capital deficit of $1,333,000. In January and February of 2005, we raised gross proceeds of $15,700,000 from private placements of our convertible preferred stock and warrants. At September 30, 2005, we had working capital of $6,701,000, a capital deficit of $8,117,000, and a cash and cash equivalents position of $6,579,000. In the future, we may require substantial additional financing to fund the cost of continued operating activities, to finance the growth of our business, to provide cash for the payment of prepaid and ongoing royalties and to buy advertising required pursuant to our agreements. We believe that our current cash resources are sufficient to fund operations through December 31, 2005. If required, we may not be able to obtain the needed funds on terms acceptable to us or at all. If we are unable to secure financing when needed, we may have to significantly curtail or cease operations. Further, if additional funds are raised by issuing equity securities, the antidilution provisions from previous financings may be triggered and significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders.

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

Wireless carriers have significant control over the contract terms, including pricing of applications and revenue share percentages, which could adversely affect market acceptance of applications and revenues of content providers.

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

Wireless carrier agreements are typically about one year in length and content providers cannot assure that wireless carriers will continue to rely on their content and renew their contracts.

Wireless carriers have developed their own brand of applications.

Our ability to generate revenue is directly affected by our position on the carrier download menus. Carriers have developed their own content and, as such, are occupying the most lucrative positions on the download menus or eliminating all third party applications altogether. Our success in the marketplace will be based, in part, on our ability to identify alternate means of marketing our applications.

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

The complexities and incompatibilities among advanced mobile phones and wireless technologies, as well as the continuous introduction of new models, require us to utilize substantial funds for development of a multitude of applications, each with short life cycles.

To achieve significant revenue levels, we must develop applications suitable for numerous phone models and technologies. To keep pace with rapid innovation and the continuous introduction of new, and often incompatible, mobile phone models requires us to expend significant funds for development activities. We expect these circumstances to continue and our ability to achieve profitability will depend not only on our development success, but also the ability to generate sufficient revenues from applications before their generally short life cycle is over.

In the event that there is a significant shift in the source of downloading applications away from the wireless carriers to other sources, we may have to incur significant expense to alter our sales and marketing approach, which approach may not be successful.

Our applications are primarily sold through the wireless carriers with whom we have contractual relationships. There are currently available, however, a small number of cell phone models which have operating systems that allow users to browse the Internet and, in some cases, download applications from sources other than the wireless carrier’s branded service. In the event that the situation evolves such that a substantial portion of application downloads occur away from the wireless carriers, we would have to incur significant expenses to market to the alternative sources. There can also be significant expenses in changing our billing model. No assurance can be given that marketing efforts involving alternative sales channels would be successful.

Increases or changes in government regulation may have an adverse effect on our operations.

We anticipate regulation of the industry in which we participate to increase. Our business operations may be adversely affected in the event that new laws and regulations are adopted that have a restrictive effect on our operations. Areas affected may include privacy, taxation, suitability of content, copyright and distribution. The adoption of new rules and regulations would result in increased legal and other expenses to address the new rules and may potentially circumvent our operations.

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

Risks Relating to Our Common Stock

A significant number of shares of our common stock are eligible for sale pursuant to an effective registration statement which could have an adverse effect on the market price for our common stock and could adversely affect our ability to raise capital when needed.

There are 8,816,259 shares of our common stock issued and outstanding as of October 24, 2005 and 40,207,041 additional shares potentially issuable under outstanding convertible preferred stock and notes, warrants and options as of that date. Pursuant to an effective registration, selling shareholders may sell up to 40,594,782 shares of our common stock. In the event of significant sales of common stock, the market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected.

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

Robert E. Huntley, the founder and a former officer and director of our Company, beneficially owns approximately 30% of the issued and outstanding shares of our common stock and accordingly has significant influence over the outcome of all matters submitted to the shareholders for approval, which influence may be exercised to the detriment of other shareholders.

As of April 8, 2005, Robert E. Huntley, the founder and a former officer and director of our Company, owned 2,328,643 shares of our common stock and held warrants to purchase an additional 421,841 shares of our common stock. These holdings represent beneficial ownership of approximately 30% of our shares of common stock. Accordingly, Mr. Huntley has significant influence over the outcome of all matters submitted to the shareholders for approval, including the election of directors.

Certain of our shareholders beneficially own a significant number of shares of our common stock and accordingly may have significant influence over our Company and upon the price of our common stock, which may be to the detriment of other shareholders.

As of April 8, 2005, three entities beneficially own significant positions in our common stock as follows: (a) Alexandra Global Master Fund Ltd., which we refer to as Alexandra, holds 790,900 shares of our common stock and holds notes, preferred stock and warrants convertible into or exercisable for an aggregate of 12,114,462 additional shares of our common stock; (b) Weiss Peck & Greer Investments, a division of Robeco, L.L.C., which we refer to as WPG Investments, is the investment manager for five separate funds that own preferred stock and warrants which are convertible into or exercisable for an aggregate of 6,451,610 shares of our common stock; and (c) Trafelet & Company, LLC, which we refer to as Trafelet, is the investment manager for four separate funds that own preferred stock and warrants convertible into or exercisable for an aggregate of 8,357,141 shares of our common stock. All of these shares have been registered for resale in currently effective registration statements. As there is currently a very limited amount of shares in the public float, and the number of shares registered or to be registered on behalf of these beneficial owners is significant, the market price of our common stock could be adversely affected in the event of sales of these shares. The notes, preferred stock and warrants described in this paragraph provide that the number of shares of common stock that may be acquired at any one time by each of Alexandra, the funds managed by WPG Investments or the funds managed by Trafelet shall not exceed a number that, when added to the total number of shares of common stock beneficially owned by it, would result in beneficial ownership by it of more than 9.9% of our common stock. But for that provision, on a fully diluted basis, Alexandra, WPG Investments and Trafelet could be deemed to beneficially own, on a fully diluted basis, 29%, 14% and 19%, respectively, of our common stock, as of April 8, 2005. Alexandra has the right to nominate two directors to our board of directors and has exercised its right with respect to one director. WPG Select Technology Fund, L.P., one of the funds managed by WPG Investments, has the right to nominate one director to our board of directors; to date it has not nominated a director. Each of Alexandra, WPG Investments and Trafelet may have significant influence over our Company and the price of our common stock, which may be to the detriment of other shareholders.

The possible issuance of additional shares of our capital stock may dilute the percentage ownership of our current shareholders.

As of October 24, 2005 there are 8,816,259 shares of our common stock outstanding and 40,207,041 shares of common stock issuable upon exercise or conversion of outstanding options, warrants, convertible preferred stock and convertible notes. There are 50,000,000 shares of our common stock and 10,000,000 shares of our preferred stock authorized for issuance. All of our authorized shares in excess of those currently outstanding may be issued without any action or approval by our shareholders and could significantly dilute the percentage ownership of our current shareholders.

If we are unable to obtain shareholder approval to increase the number of authorized shares of our common stock, we may be unable to undertake additional financings and acquisitions, which could adversely affect the growth of our business.

We intend to seek, at our next meeting of shareholders, approval of a resolution to increase the number of authorized shares of our common stock. In the event that the proposal is not successful, we will not have sufficient shares to undertake additional financings and acquisitions utilizing equity, which could have a substantial adverse effect on our Company.

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

Our common stock is considered to be a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Prior to a transaction in a penny stock, a broker-dealer is required to:

•	deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market;

•	provide the customer with current bid and offer quotations for the penny stock;

•	explain the compensation of the broker-dealer and its salesperson in the transaction;

•	provide monthly account statements showing the market value of each penny stock held in the customer’s account; and

•	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock and investors may find it more difficult to sell their shares.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company’s management has carried out an evaluation, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

In January 2005, we completed a private placement with Alexandra Global Master Fund Ltd to which we issued 700 shares of our Series C and four year warrants to purchase 170,815 shares of common stock for an aggregate purchase price of $700,000. The preferred stock is convertible and the warrants were exercisable, at $1.97 per share. The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

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

In February 2005, we completed a private placement with four accredited investors pursuant to which we issued to such investors an aggregate of 15,000 shares of our Series D and five year warrants to purchase an aggregate of 3,214,285 shares of common stock for an aggregate purchase price of $15,000,000. The preferred stock is convertible and the warrants are exercisable, at $1.68 per share. The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the offering.

In February 2005, as a result of the Series D financing, each of Alexandra Global Master Fund Ltd.’s financings in 2004 had their conversion and exercise prices reduced from $.95 to $0.93, in addition, the number of shares, of common stock underlying the notes, warrants, and preferred stock, of the financings described in the preceding paragraphs of this discussion have been adjusted based upon anti-dilution provisions triggered by this financing.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit No.	Description

3.1.	Articles of Incorporation, as amended

10.1	Termination Agreement between the Company, Dwango North America, Inc. and Dwango Co., Ltd.
dated October 24, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Date of Report: October 24, 2005) filed with the Securities and Exchange Commission on October 28, 2005)

31.1	Section 302 Certification of Interim Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DWANGO NORTH AMERICA CORP.

Dated: November 14, 2005	By:	/s/ Alexander U. Conrad

Alexander U. Conrad Interim Chief Executive Officer (principal executive officer)

Dated: November 14, 2005	By:	/s/ J. Paul Quinn

J. Paul Quinn Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.	Articles of Incorporation, as amended

10.1	Termination Agreement between the Company, Dwango North America, Inc. and Dwango Co., Ltd.
dated October 24, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Date of Report: October 24, 2005) filed with the Securities and Exchange Commission on October 28, 2005)

31.1	Section 302 Certification of Interim Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002