Form 10KSB
period 2005-12-31
Dijji Corp
filed 2006-05-01
CIK 1158134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission File Number 000-50533

DIJJI CORP
(Name of Small Business Issuer in Its Charter)

Nevada	84-1407365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2211 Elliott, Suite 601, Seattle, WA	98121
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (206) 832-0600

Securities registered under to Section 12(b) of the Exchange Act: None

Securities registered under to Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

State issuer’s revenues for its most recent fiscal year: $3,499,000

As of April 6, 2006 the aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price of our common stock) was $259,000.

As of April 6, 2006, the issuer had 9,574,850 shares of common stock outstanding and 38,576,427 shares that may be issuable pursuant to outstanding convertible preferred stock and notes, warrants and options as of that date.

PART I

Throughout this annual report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Dijji Corp and, unless the context indicates otherwise, our wholly-owned subsidiary, OTA Acquisition Corp., on a consolidated basis.

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS

Statements contained herein include “forward-looking statements.” Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of such terms. Potential risks and uncertainties include, among other things, such factors as:

•	our ability to complete the proposed reverse acquisition by New Motion, Inc. on terms acceptable to the Company, if at all, or to continue operations as a going concern,

•	the market acceptance and amount of sales of our products,

•	the competitive environment within the wireless industry,

•	the other factors and information disclosed and discussed under “Risk Factors.”

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

Item 1. Description of Business General

Our company was incorporated in Nevada on May 16, 1997 under the name of Kafco Corp. On April 11, 2001, we changed our name to Woodland Hatchery, Inc. On September 29, 2003, we acquired Dwango North America, Inc. (formerly Dwango USA, Inc.), which company was incorporated in Texas on November 20, 2000, by means of an exchange offer. Upon the closing of such exchange offer, Dwango North America, Inc. became a majority-owned subsidiary of our company. It has since become a wholly-owned subsidiary after the final shareholder of Dwango North America, Inc. elected to convert its securities into securities of our company. In that the security holders of Dwango North America, Inc. acquired a majority of the voting securities of our company, Dwango North America, Inc. was deemed to be the accounting acquiror. Unless the context otherwise requires, references herein to our company for periods prior to September 29, 2003 are to Dwango North America, Inc. On February 4, 2004, we acquired Over-the-Air Wireless, Inc. by means of a merger of such company into OTA Acquisition Corp., a wholly owned subsidiary of ours formed for such purpose. On December 12, 2005, we changed the name of Dwango North America Corp. and its subsidiary, Dwango North America, Inc., to Dijji Corp.

Our principal executive office is located at, 2211 Elliott Avenue, Suite 601, Seattle, Washington 98121. Our telephone number at such address is (206) 832-0600.

We are a mobile media company whose products include ringtones, games, images and messaging services for mobile devices. We currently sell our products in North America through distribution agreements with major wireless operators, such as Cingular. Most of our products are sold to consumers via our branded services with branding from major media companies such as Napster, RollingStone Magazine and ESPN Bassmaster. We call our strategy of delivering mobile content under media brands, the mobile channel strategy. The mobile channel strategy allows for the distribution of branded services, using content such as ringtones, games and images, with brands for a specific lifestyle category.

During 2004, we signed agreements and launched branded service applications with RollingStone and ESPN. In the latter part of 2004, we signed agreements with Playboy.com, Napster LLC and Beliefnet. We launched Beliefnet in March 2005, Napster in May 2005 and Playboy in October 2005. In October 2005, we terminated the Beliefnet agreement to focus our efforts on our other brands. In light of the proposed reverse acquisition by New Motion, Inc., we are currently in discussions with Playboy regarding a possible termination of our agreement with Playboy prior to the expiration of the specified term of the agreement. Branded services we provide for a particular brand may vary, but they will be some combination of ringtones, images, games, messaging and other content as cell phone technology capabilities become more advanced.

On February 4, 2004, we acquired Over-the-Air Wireless, Inc., a company engaged in the wireless ringtone business. The acquisition was in the form of a merger of Over-the-Air Wireless into OTA Acquisition Corp., a wholly-owned subsidiary of ours that we formed for this transaction. From Over-the-Air Wireless, we acquired key employees, one of which is leading our company today, as well as software which was integral to our development.

We have entered into distribution agreements with several United States wireless carriers. In March 2005, we entered into agreements with two Canadian wireless carriers and added a third in October 2005.

Since August 2002, we have exclusively licensed from Dwango Co., Ltd., a Japanese mobile entertainment supplier, or Dwango Japan, the Dwango trademark and technologies for use in North America. On October 24, 2005, we entered into a trademark and technology termination agreement with Dwango North America, Inc., our wholly-owned subsidiary, and Dwango Japan. Under the terms of the termination agreement, Dwango Japan is entitled to use and license its technology in North America as of January 1, 2006. We ceased using the Dwango trademark on December 12, 2005 when we announced our new company name, Dijji Corp.

Proposed Acquisition of Dijji by New Motion, Inc.

On April 25, 2006, we entered into a non-binding letter of intent with New Motion, Inc., or New Motion, relating to the reverse acquisition of Dijji by New Motion, with Dijji surviving as a publicly-held company. Upon the consummation of the proposed transaction, shareholders of Dijji would hold shares that represent approximately 12.5% of the issued and outstanding shares of the combined company’s common stock on a fully-diluted and as-converted basis. New Motion’s stockholders (including holders of securities convertible into New Motion stock) would hold shares that represent approximately 87.5% of the issued and outstanding shares of the combined company’s common stock on a fully-diluted and as-converted basis.

New Motion is a direct-to-consumer mobile content provider that develops, licenses, markets, and sells content such as polyphonic ring tones, MP3 "true tones" and voice tones, wallpapers and graphics, wireless application protocol, or WAP, video and Java based games. New Motion is a Delaware corporation headquartered in Irvine, California with a sales office in Edgecliff, Australia.

Under the terms of the letter of intent, we would issue restricted shares of newly designated Dijji convertible preferred stock, or Preferred Shares, to the existing stockholders of New Motion, or Existing Holders. In exchange for the Preferred Shares issued to the Existing Holders, the Existing Holders would transfer to Dijji 100% of the outstanding capital stock of New Motion. Immediately following the closing of the exchange transaction, or the Closing, New Motion would be a 100% wholly-owned subsidiary of Dijji.

After the closing of the exchange transaction, each of the Preferred Shares issued to the New Motion Stockholder would be convertible into shares of our common stock, upon the filing of an amendment to the Dijji Certificate of Incorporation to effect a reverse split of the common’s common stock and to authorize such number of shares of Dijji common stock that is sufficient for the conversion of the Preferred Shares into such common stock. After the conversion, our securities held by the Existing Holders of New Motion (including holders of securities convertible into New Motion stock) would represent approximately 87.5% of the issued and outstanding shares of the combined company’s common stock on a fully-diluted and as-converted basis. Securities held by our existing shareholders would represent approximately 12.5% of the issued and outstanding shares of the combined company’s common stock on a fully-diluted and as-converted basis.

The parties have not entered into a definitive agreement relating to the proposed exchange transaction. The letter of intent does not bind either party to consummate any transaction unless and until such terms are negotiated and set forth in a definitive agreement that is properly approved by the respective boards of directors of each party, and executed by each party. Even if the parties enter into a definitive agreement, the consummation of the transaction would be subject to certain conditions to closing.

There can be no assurances that a definitive agreement will be reached on terms acceptable to both Dijji and New Motion, if at all, and, if reached, that the reverse acquisition will be completed. If the proposed exchange transaction is not consummated, we may be required to proceed with the orderly liquidation and winding up of the company.

Products and Services

Branded Services

In January 2004, we entered into an agreement with ESPN pursuant to which we have launched a game under the Bassmaster mobile name. Bassmaster is currently available to consumers through Cingular, Nextel, Alltel, Boost and T-Mobile wireless carriers. The first Bassmaster mobile game, Legendary Lunkers, features the Cast ‘n Wait system, which emulates real fishing by surprising the player with a call back when a fish is biting. In January 2006, we extended the agreement with existing terms for Bassmaster for an additional three (3) years to January 2009.

In March 2004, we entered into an agreement with Real Networks and RollingStone Magazine (Wenner Media) to provide a branded service for “RollingStone Ringtones,” “RollingStone Sound Clips” and “RollingStone Games.” Since the initial launch, we have added these services to Boost Mobile, T-Mobile and Alltel in the United States and Telus in Canada. These products and services using our library of ringtones are promoted through RollingStone Magazine, the RollingStone website, five-digit numbers, also known as short-codes, and wireless carriers. As per the agreement, we paid a $750,000 advance royalty fee and are committed to quarterly minimum royalty payments of $250,000 beginning September 2004, for the five subsequent quarters thereafter. In addition, we agreed to advertise with RollingStone for a minimum of $125,000 per quarter for the duration of the agreement which expires in May 2006.

In September 2004, we entered into an agreement with Beliefnet, Inc., a multi-faith media company and online community, to bring customers mobile media content under the Beliefnet Mobile brand. Under the Beliefnet Mobile brand, we provided premium polyphonic and audio ringtones, alert tones, images, spiritual-themed mobile games, and subscription-based content from a variety of faiths. We agreed to minimum royalty payments of $162,500 over the contract term. Additionally, we agreed to advertise through Beliefnet, a minimum of $150,000 over the one year term of the contract. The first Beliefnet Mobile application, Spiritual Trivia, a religious trivia game was released in the first quarter of 2005. Additional components of the Beliefnet channel launched in April 2005. In October 2005, we terminated the agreement with Beliefnet to focus our efforts on our other brands. We were required to make any payments relating to the advertising commitment to Beliefnet for six months and minimum royalty earned by Beliefnet for the six months after launch.

In October 2004, we entered into an agreement with Flow C.M.M. Inc., a European gaming company that focuses on providing “girl power” entertainment for teenage girls, to distribute mobile media content in the North American marketplace under the MiniFizz brand. The agreement duration was three years from the initial launch of the service. In October 2005, we entered into an agreement to terminate the license agreement with Flow C.M.M. Inc. Pursuant to the terms of the October 2005 agreement, we made a one time payment of $80,000 which was expensed in the fourth quarter of 2005.

In November 2004, we entered into an agreement with Napster, LLC to distribute mobile media content under the Napster brand. Our first launch included polyphonic ringtones, audiotones, and images; the images are provided by Napster and prominently feature the Napster Kitty. We are required to pay a brand licensing fee of $360,000 over the term of the contract. Additionally, we agreed to pay up to $200,000 within the term of the contract to sponsor certain events promoting the Napster brand subject to certain conditions. The agreement duration is one year from the launch date which of May 2005. In March 2006, Napster gave notice, per contract terms, that the existing agreement would be terminated as of May 2006. We are currently in the process of negotiating an extension to the contract which may provide for terms different than the original contract. We may not be successful in negotiating an extension.

In November, 2004, we entered into an agreement with Playboy.com, Inc. to distribute mobile media content under the Playboy brand. Our first launch was in October 2005 and included polyphonic ringtones, audiotones, and images; the images are provided by Playboy and the first launch features non-nude images of women along with other lifestyle images. In December 2005, we launched our credit card website, www.playboymobile.com, which allows Cingular and Sprint subscribers, 18 years or older, to download images of women and other lifestyle images as well as ringtones and audiotones. The term of the agreement is three years. In light of the proposed reverse acquisition by New Motion, Inc., we are currently in discussions with Playboy regarding a possible termination of our agreement with Playboy prior to the expiration of the specified term of the agreement. We have delivered a revolving irrevocable stand-by letter of credit in the amount of $125,000 in favor of Playboy which Playboy has the right to draw upon if we fail to make any payment when due under the agreement. We paid minimum royalties of $250,000 during the first year of the contract and have agreed to pay minimum royalties of $250,000 during the second year of the contract, of which $100,000 has been paid, and $350,000 during the third year of the contract. Additionally, we have agreed to spend a minimum of $100,000 each contract year to market and promote the content to be distributed by us and Rogers and Fido, who host the Playboy content, pursuant to the agreement.

In July 2005, we entered into an agreement with USAToday to provide a mobile sweepstakes to be promoted within the Life and Sports section of USAToday. In September 2005, we launched the application in which the participant text messaged via premium SMS the answer to a trivia question and, by doing so, was entered to win a weekly prize and grand prize. The sweepstakes ended in November 2005. The contract duration is for a one-year term allowing for additional projects or sweepstakes to be entered into.

Ringtones

We hire professional musicians who create unique, high quality ringtones. Our catalog consists of approximately 3,000 polyphonic ringtones and have licensed over 3,000 master tones and custom audiotones, with ongoing production and licensing of new ringtones every month. Our polyphonic and audio ringtone catalog covers every major musical genre from Hip Hop to Rock/Pop, Country to Classical, and R&B to World Music. We also offer sound clips featuring voice greetings, sound effects, and song clips from popular artists. We currently hold non-exclusive licenses from Sony, EMI, Warner/Chappel Hill, ASCAP, Harry Fox, BMI, Universal and BMG as well as several independent labels for the distribution of ringtones. We have licenses with Warner, Universal and several independent labels for the distribution of master tones as well.

Distribution of ringtones occurs through our proprietary delivery platform which allows users to browse, search, sample and download from our extensive content catalog. The catalog is easily accessible, sorted by title, artist and category (genre). Ringtone downloads are initiated either through our branded web portals or through a mobile handset using a WAP browser, downloadable BREW ringtone client or SMS, or Short Message Service.

Games

The games we have distributed fall into one of several categories: stand-alone games, turn-based network games, massively multiplayer games, browser-based network games, and SMS or MMS games. Stand-alone games are one-player games. Turn-based network games are games where the player competes against other players on the network and the game involves taking turns by the players. Massively multiplayer games are games where the player may compete with thousands of other players with an ongoing play experience and evolving story line. Browser-based network games are multiplayer games where the players each play simultaneously, and game play is performed through the use of the phone’s browser, rather than an application running on the phone itself. SMS or MMS, or Multimedia Messaging Service, games are played by sending short messages in response to prompts from the game. SMS is available on digital GSM networks and allows text messages of up to 160 characters to be sent and received via the network operator's message center to or from capable mobile phones or from the Internet. MMS allows users to send messages comprising a combination of text, sounds, images and video to MMS capable handsets.

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

RollingStone 20 Questions is a trivia game featuring questions geared towards fans of music and pop culture. Over 600 questions are available for download every month.

AquaX is a stand-alone game where players race through the water doing barrel rolls and double flips on a personal watercraft. Players earn points for speed, difficulty of tricks or a combination of both in eighteen challenges set in six different locations.

Playboy Poker enables the user to play true Vegas style video poker games such as “Five Card Draw” or “Jacks or better”. The premise for all these games are the same, the user gets dealt an initial 5 cards, choose which ones they want to hold, and then draw back up to five cards. Then based on the game type and the hands they make, they are paid off according to the pay table for the given game.

Images

We now offer images for download. Images can be downloaded to mobile phones to be used as wallpapers, screensavers, calling identifier icons, and picture messages, which can be sent to friends along with text. We have an extensive content library, augmented through relationships with image providers such as Corbis and can offer the perfect images for any of our diverse brand partners. We currently have a large offering of Playboy branded images available on-deck through Rogers and Fido (non-nude) in Canada, off-deck through Cingular and Sprint (non-nude) and via a credit card website at PlayboyMobile.com (nude). We support a large and growing number of phone types and support a large percentage of the different screen sizes.

Distribution

In 2002, we entered into an agreement with AT&T Wireless (now known as Cingular mMode) which provides the terms and conditions under which our applications may be made available to AT&T Wireless subscribers.

In 2002, we executed an agreement to become a certified BREW developer with Qualcomm. This agreement enables us to create and publish content on the BREW platform. BREW is the platform being used by Verizon, USCellular and Alltel for its data applications, including entertainment offerings. In October of 2002, we executed a BREW application license agreement with Verizon. The agreement gives us access to post for distribution BREW software applications to the online BREW catalog maintained by Qualcomm. These combined agreements give us a channel to publish content on Verizon, Alltel, Western Wireless, Metro PCS, Midwest Wireless and USCellular. Alltel has released RollingStone Ringtones, Napster and Bassmaster. In early 2006, we launched Napster on Western Wireless, Metro PCS, Midwest Wireless and USCellular.

During the second and third quarter of 2004, we launched our RollingStone Ringtone service and several of our games: Bassmaster Legendary Lunkers, Rays of Aten and AquaX with Nextel Operations.

In June 2004, we launched our RollingStone Ringtone service with Cingular Wireless LLC and in November 2004, we launched our RollingStone Ringtone service with Boost Mobile. In May 2005, we launched our Napster service with Cingular.

In addition to these agreements, we have entered into a carrier agreement with Amp’d Mobile and T-Mobile USA, Inc. and launched services. In total, we have agreements to provide services on twelve (12) United States wireless carriers. In March 2005, we entered into an agreement with Wmode which allows us to provide services to two Canadian carriers, Microcell/Fido and Rogers and in October 2005, we entered into an agreement with Telus, another Canadian carrier, to provide services.

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

The fees for downloading content are collected by the carriers and then forwarded to us in what is known as a billing-on-behalf-of system, which is the current system employed by us. A billing-on-behalf-of system allows the fees for our applications to appear on a customer’s regular monthly cell phone bill. When games are sold through a carrier, the carrier is entitled to retain a fee. The development and implementation of billing-on-behalf-of systems enables wireless carriers to collect revenues for subsequent remittance to content providers. This model is critical to attract users who are comfortable paying for content as part of their regular wireless phone bill but who may be hesitant paying for content in an over-the-air credit card transaction.

As part of the Playboy content offering, we are now billing via credit card for internet based transactions.

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

Marketing and Sales

Our success in marketing and selling our applications will rely on product innovation, placement in the upper tiers of the handset menus, so the applications are easier to find, and distribution to increase the number of carriers offering our products. In addition to marketing our products to wireless carriers, we have engaged the end-user consumers with offers and promotions. Marketing of the applications to consumers is performed through a combination of direct marketing through traditional, online, and wireless distribution channels, including marketing by the wireless carriers of wireless content to their subscribers and through public relations efforts.

We have committed to a minimum of $100,000 per year over the 3 year life of the contract with Playboy and spent more than $750,000 for RollingStone since June 2004. We have promoted our brands, such as RollingStone, in print ads in RollingStone Magazine, web advertising on RollingStone.com, sweepstakes and events such as Voodoo Festival sponsored by RollingStone and Southern Comfort.

Competition

The market for wireless content is highly competitive. We expect that the competition will increase as the market grows. We believe that our primary competitors in our two main product categories are as follows: Games: EA (Jamdat), THQ, Mobliss and Glu. Media/Music: Infospace, Verisign (Jamster), 9 squared, Buongiorno, Blue Frog and Moderati. Many of these competitors have released significantly more content to date than us. Many of our competitors have substantially greater financial resources than us, which may allow them to identify emerging trends more quickly and develop technology at a faster pace. We believe that the principal competitive factors are exclusive brand relationships, ability to provide a complete mobile channel solution (games and media), quality of the content, including its freshness and innovative differentiation, relationships with wireless carriers, the ability to have the content placed in the upper tiers of the handset menus, and the number of carriers who offer the content.

Dependence on Significant Customers

We currently rely on several key customers to generate revenue. In 2005 and 2004, 86% and 95% of revenue, respectively, was generated by four key customers: Cingular, AT&T, Boost and Nextel.

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

Trademarks

We have a license to the Dijji® trademark. In addition, we have applied for two other trademarks relating to our company and our services. Those two trademarks are: JAMZ! and JAMZMOBILE. We may not be able to successfully defend or claim any legal rights in those trademarks for which applications have been made but for which the Patent and Trademark Office has not issued a registered certificate.

Properties

We currently maintain our executive office at 2211 Elliott Avenue Suite 601, Seattle, Washington 98121 and our lease expires in February 2007. The lease on our previous executive office at 200 West Mercer Street, Suite 501, Seattle, Washington 98119 expired in April 2005. On March 18, 2005, we announced the closing of the game studio located at 150 Spear Street Suite 1175 San Francisco, California 94104. The reason for the closure and relocation were to improve our development efficiencies. Our lease in San Francisco expired in December 2005. In addition, we have office space at 5847 San Felipe Street, Houston, Texas that was the location of our executive offices until January 2004. Our lease for such space expires in September 2006. We have sublet our Houston offices.

Employees

As of December 31, 2005, we had a total of 33 employees, all but one of whom work full-time out of our Seattle, Washington office. We have one remote employee who is located in Colorado. As of April 26, we have a total of 19 employees. None of our employees are represented by unions and we are not aware of any activities seeking such organization. We consider our relations with our employees to be good.

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

Important Factors That May Affect Our Operating Results, Our Business and Our Stock Price

Described below and elsewhere in this report are risks and uncertainties that we currently deem to be material and that we believe are specific to our Company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occur, our business, financial condition or operating results could be materially adversely affected.  Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this annual report and our other public filings.

Risks Relating to Our Business

If we fail to complete, or delay in completing, the reverse acquisition by New Motion we may be required to proceed with the orderly liquidation and winding up of the Company.

On April 25, 2006, we entered into a non-binding letter of intent with New Motion, Inc., or New Motion, relating to the reverse acquisition of Dijji by New Motion, with Dijji surviving as a publicly-held company. Upon the consummation of the proposed transaction, shareholders of Dijji would hold shares that represent approximately 12.5% of the issued and outstanding shares of the combined company’s common stock on a fully-diluted and as-converted basis. New Motion’s stockholders (including holders of securities convertible or exercisable into New Motion stock) would hold shares that represent approximately 87.5% of the issued and outstanding shares of the combined company’s common stock on a filly-diluted and as-converted basis.

The parties have not entered into a definitive agreement relating to the proposed exchange transaction. The letter of intent entered into between the parties does not bind either party to consummate any transaction unless and until such terms are negotiated and set forth in a definitive agreement that is properly approved by the respective boards of directors of each party, and executed by each party. Even if the parties enter into a definitive agreement, the consummation of the transaction would be subject to certain significant conditions to closing. In addition, we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the acquisition.

We cannot give any assurance that we, or the combined company if the proposed reverse acquisition by New Motion is completed, will be able to generate meaningful revenues in the future. We have a history of losses and we expect to continue to incur losses for at least the next twelve months. We have historically relied on distributing, servicing, developing and marketing our products as a strategy to generate revenue and expand our operations. If we fail to complete the reverse acquisition by New Motion, without additional third party financing, we will not have the cash resources available to, among other things:

•	enter into distribution arrangements with major wireless carriers,
•	enter into and maintain branded service agreements,
•	develop products that keep up with that of our competitors, and
•	achieve a prominent position on application download menus.

If we are unable to complete the reverse acquisition by New Motion, and therefore do not have resources available to distribute, service, develop or market our products, we will not be able to generate enough revenue to maintain our business operations for any sustained period of time, and may be required to proceed with the orderly liquidation and winding up of the Company. Even if we complete the reverse acquisition by New Motion, there can be no assurance that the combined company will be able to generate revenue and expand its operations.

The disruption caused by and uncertainty over the proposed reverse acquisition by New Motion could materially and adversely affect our results of operations.

In connection with the proposed reverse acquisition by New Motion, the attention of our management and our employees may be diverted from day-to-day operations and the customer sales process may be disrupted by customer and salesperson uncertainty over when or if the acquisition will be consummated. In addition, our customers may seek to modify or terminate existing agreements, which may require us to make substantial payments to such customers in connection with such modification or termination, or prospective customers may delay entering into new agreements or purchasing our products and services as a result of the announcement of the proposed acquisition and our ability to retain existing employees may be difficult as a result of uncertainties associated with the proposed acquisition and the continued operations of the Company. As a result, our business and results of operations could be materially and adversely impacted by the current negotiations relating to a possible reverse acquisition by New Motion.

We will have to significantly curtail or cease operations if we are unable consummate the reverse acquisition by New Motion or to secure additional financing.

At December 31, 2004, we had working capital of $667,000 and a capital deficit of $16,226,000. In January and February 2005, we raised gross proceeds of $15,700,000 from private placements of our convertible preferred stock and warrants. At December 31, 2005, we had working capital of $2,656,000, a capital deficit of $15,373,000, and cash and short-term investments of $4,334,000. We believe we will require substantial additional financing to fund the cost of continued operating activities, to finance the growth of our business, to provide cash for the payment of prepaid and ongoing royalties and to buy advertising required pursuant to our agreements. We believe that our current cash resources are sufficient to fund operations through June 30, 2006. We may not be able to obtain the needed funds on terms acceptable to us or at all. If we are unable to secure financing when needed, we may have to significantly curtail or cease operations. Further, if additional funds are raised by issuing equity securities, the anti-dilution provisions from previous financings may be triggered and significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders.

We have incurred debt, which could adversely affect our financial health and our ability to obtain financing in the future and react to changes in our business.

As of December 31, 2005, the Company’s principal debt and preferred stock obligations totaled approximately $26.9 million ($24.6 million face value). None of this amount is secured by any of our assets. Our debt could have important consequences to our stockholders. Because of our substantial debt:

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes may be impaired in the future;

•	A substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•	We may be exposed to increased interest rates because certain of our borrowings are at variable rates of interest; and

•
Our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic conditions or our business or be unable to carry out capital spending that is necessary or important to our growth strategy and productivity improvement programs.

•	We may be forced to renegotiate and extend our debt terms or, in the event we are unsuccessful, dissolve the business or file for bankruptcy protection.

We have only recently commenced generating revenues and may not be prepared for the demands of growth.

Our revenues for 2005 and 2004 are as follows: $3,499,000 for 2005 and $1,645,000 for 2004. The growth process places significant demands on our management and operational infrastructure. Continued growth, if any, may adversely affect our ability to maintain high quality standards, have appropriate operational, financial and management controls and achieve continued positive relationships with wireless carriers, branded service partners and customers. To achieve these ends, significant expenditures and allocation of personnel resources may be required. As of December 31, 2005, we had a total of 33 employees, down from 59 employees as of December 31, 2004.

The termination of our license with Dwango Japan could affect our business by creating additional competition.

In August 2002, we began exclusively licensing from Dwango Co., Ltd., a Japanese mobile entertainment supplier, or Dwango Japan, the Dwango trademark and technologies for use in North America. In October 2005, we entered into a trademark and technology termination agreement with Dwango North America, Inc., our wholly-owned subsidiary, and Dwango Japan.

We are required to cease using Dwango Japan's technology and the "Dwango" name trademark in May 2006. In addition, under the terms of the Termination Agreement, Dwango Japan is entitled to use and license its technology in North America as of January 1, 2006, which could potentially create additional competition for us.

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

If we publish content without appropriately licensed rights to do so, we could be subject to infringement lawsuits which could subject us to liability and prevent use of content.

We publish content obtained from third parties. We attempt to ensure that all content we publish has appropriate licensed rights prior to using that content in our applications. If the content obtained from third parties is not appropriately licensed, we could be subject to lawsuits and resulting financial judgments and the prevention of our use of the content in our applications. We have had instances where we were required to cease using content due to licensing restrictions, but have not been subject to a lawsuit.

The loss of certain key employees could cause us to be unable to implement our business plan.

Our success depends in large part upon the experience, abilities and continued services and contributions of a small number of employees. The loss of the services of one or more of our key employees could cause us to be unable to implement our business plan. The loss of one or more of our key management employees could have a material adverse effect on our business, financial condition or results of operations. In particular, on August 15, 2005, Rick J. Hennessey resigned as our Chief Executive Officer and as a Director. In addition, in December 2005, J. Paul Quinn resigned as our Chief Financial Officer. We replaced these individuals with internal candidates and, if deemed appropriate, individuals from outside our organization. While our internal candidates understand our business model, they must learn a new position and take on additional or new responsibilities, which could take time and result in the disruption to our on-going operations. To integrate into our company, new key management must spend a significant amount of time learning our business model and management systems, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our on-going operations. Additionally, we may need to hire additional personnel in general or to replace internal candidates who have been promoted and as a result, we may experience increased compensation costs that are not offset by either improved productivity or increased revenue.

If we are unable to retain qualified management and other personnel, our ability to implement our business plan may be adversely affected.

As of December 31, 2005, we had 33 full-time employees. Most of our present management has limited experience in managing a business such as ours. In December 2005, we reduced our headcount for a second time by approximately 30% in an effort to reduce operating expenses. This followed a head count reduction of approximately 25% in September 2005. We believe that this has had a negative impact on the personnel retained and on our ability to attract additional personnel.

Contemplated changes in the accounting treatment for stock options will make it expensive to maintain our current practice with respect to the granting stock options.

The granting of stock options is used by us as a significant compensation tool. Effective December 15, 2005, the Financial Accounting Standards Board has changed the accounting treatment of stock options which will require the recording of an expense upon each grant of a stock option. Given our current compensation practices, this will result in a significant increase in compensation charges. If we change our compensation practices and reduce or eliminate stock option grants, we may find it more difficult to attract, retain and motivate employees, which could adversely affect our operations.

Risks Relating to Our Common Stock

A significant number of shares of our common stock are eligible for sale pursuant to an effective registration statement which could have an adverse effect on the market price for our common stock and could adversely affect our ability to raise capital when needed.

There are 9,574,850 shares of our common stock issued and outstanding as of April 6, 2006 and 38,576,427 additional shares potentially issuable under outstanding convertible preferred stock and notes, warrants and options as of that date. Pursuant to an effective registration, selling shareholders may sell up to 40,594,782 shares of our common stock. In the event of significant sales of common stock, the market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected.

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

Robert E. Huntley, the founder and a former officer and director of our Company, beneficially owns approximately 25% of the issued and outstanding shares of our common stock as of December 31, 2005 and accordingly has significant influence over the outcome of all matters submitted to the shareholders for approval, which influence may be exercised to the detriment of other shareholders.

As of April 6, 2006, Robert E. Huntley, the founder and a former officer and director of our Company, owned 2,051,553 shares of our common stock and held warrants to purchase an additional 421,841 shares of our common stock. These holdings represent beneficial ownership of approximately 25% of our shares of common stock. Accordingly, Mr. Huntley has significant influence over the outcome of all matters submitted to the shareholders for approval, including the election of directors and the sale or liquidation of the Company or the Company’s ability to satisfy certain conditions to closing the proposed reverse acquisition by New Motion.

Certain of our shareholders beneficially own a significant number of shares of our common stock and accordingly may have significant influence over our Company and upon the price of our common stock, which may be to the detriment of other shareholders.

As of April 6, 2006, three entities beneficially own significant positions in our common stock as follows: (a) Alexandra Global Master Fund Ltd., or Alexandra, holds 475,110 shares of our common stock and holds notes, preferred stock and warrants convertible into or exercisable for an aggregate of 12,114,463 additional shares of our common stock; (b) RH Capital Associates, or RH Capital, owns preferred stock and warrants convertible into or exercisable for an aggregate of 5,962,553 shares of our common stock; and (c) Trafelet & Company, LLC, or Trafelet, is the investment manager for four separate funds that own preferred stock and warrants convertible into or exercisable for an aggregate of 8,357,141 shares of our common stock. All of these shares have been registered for resale in currently effective registration statements. As there is currently a very limited amount of shares in the public float, and the number of shares registered or to be registered on behalf of these beneficial owners is significant, the market price of our common stock could be adversely affected in the event of sales of these shares. The notes, preferred stock and warrants described in this paragraph provide that the number of shares of common stock that may be acquired at any one time by each of Alexandra, RH Capital or the funds managed by Trafelet shall not exceed a number that, when added to the total number of shares of common stock beneficially owned by it, would result in beneficial ownership by it of more than 9.9% of our common stock. But for that provision, on a fully diluted basis, Alexandra, RH Capital and Trafelet could be deemed to beneficially own, on a fully diluted basis, 29%, 14% and 19%, respectively, of our common stock, as of April 6, 2006. Alexandra has the right to nominate two directors to our board of directors and has exercised its right with respect to one director. Each of Alexandra, RH Capital and Trafelet may have significant influence over our Company, including with respect to the Company’s ability to satisfy certain conditions to closing the proposed reverse acquisition by New Motion.

The possible issuance of additional shares of our capital stock may dilute the percentage ownership of our current shareholders.

As of April 6, 2006 there are 9,574,850 shares of our common stock outstanding and 38,576,427 shares of common stock issuable upon exercise or conversion of outstanding options, warrants, convertible preferred stock and convertible notes. There are 100,000,000 shares of our common stock and 10,000,000 shares of our preferred stock authorized for issuance. All of our authorized shares in excess of those currently outstanding may be issued without any action or approval by our shareholders and could significantly dilute the percentage ownership of our current shareholders.

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

Our common stock is considered to be a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). On April 25, 2006, our closing stock price, as listed on the Over-the-Counter Bulletin Board was $0.03 per share. Prior to a transaction in a penny stock, a broker-dealer is required to:

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

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “DJJI” since December 12, 2005, concurrent with our corporate name change. Prior to that time, since September 30, 2003, our common stock traded under the symbol “DWGN”. Prior to that time, beginning May 28, 2002 when our company was first listed on the Over-the-Counter Bulletin Board, our trading symbol was “WLDH” and the shares traded represented an interest in the former business of Woodland Hatchery, Inc. The volume of trading in our common stock has been limited during the period presented and the quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The information provided below was obtained from nasdaq.com.

The following table sets forth the high and low closing bid prices for our common stock for the periods indicated:

Quarter Ended	High	Low
March 31, 2004	1.600	0.900
June 30, 2004	1.400	0.860
September 30, 2004	1.520	0.650
December 31, 2004	1.810	1.070
March 31, 2005	2.045	1.500
June 30, 2005	1.780	1.280
September 30, 2005	1.400	0.320
December 31, 2005	0.500	0.052

Holders

As of April 6, 2006, we have approximately 82 record holders of our common stock.

Dividends

We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future other than possible liquidating distributions, if any.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information relating to our compensation plan as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,333,608	$1.43	4,085,135
Equity compensation plans not approved by security holders	0	0	0
Total	2,333,608	$1.43	4,085,135

Unregistered Securities Sold

None.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

We produce, publish and promote mobile entertainment content for major media brands through North American wireless carriers. We generate revenue by distributing our content over wireless carrier networks. Our revenue model is driven by fees paid by consumers for wireless entertainment products and services. These fees may be collected by carriers, collected directly by us or some combination thereof. Currently, our revenue model is through collection by carriers. Our revenue model does not rely on advertising or any other revenue source not directly related to the downloading of wireless entertainment content by consumers. A percentage of revenue is shared with the wireless carrier and the percentages vary for each carrier, depending upon the specific carrier agreement.

Currently, the majority of our content is sold for a download fee. The download fee model is based on a single fee per downloaded application or bundle of applications. Download fees are assessed on a per download basis for each game or bundle of games, ringtones, images and other features. Some of the download features will have expirations based on time allowing us subscription billing which we have implemented on some of our games such as ESPN Bassmaster.

We are a mobile media company whose products include ringtones, games, images and messaging services for mobile devices. We currently sell our products in North America through distribution agreements with major wireless operators, such as Cingular. Most of our products are sold to consumers via our branded services with branding from major media companies such as Napster, Playboy, USA TODAY, RollingStone Magazine and ESPN Bassmaster. We call our strategy of delivering mobile content under media brands, the mobile channel strategy. The mobile channel strategy allows for the distribution of branded services, using content such as ringtones, games and images, with brands for a specific lifestyle category.

During 2004, we signed agreements and launched branded service applications with RollingStone and ESPN. In the latter part of 2004, we signed agreements with Playboy.com and Napster LLC, Beliefnet and Flow C.m.M, Inc., or MiniFizz and we have launched branded service applications for Napster LLC and Beliefnet in the second quarter of 2005 and Playboy in the fourth quarter of 2005. In October 2005, we terminated our agreements with Beliefnet and MiniFizz in an effort to concentrate our resources with our other brand partners. In light of the proposed reverse acquisition by New Motion, Inc., we are currently in discussions with Playboy regarding a possible termination of our agreement with Playboy prior to the expiration of the specified term of the agreement. Branded services we provide for a particular brand may vary, but they will be some combination of ringtones, images, games, messaging and other content as cell phone technology capabilities become more advanced.

We have entered into agreements to distribute our applications on Verizon, USCellular, Alltel, Cingular mMode (formerly AT&T Wireless), Nextel, T-Mobile, Cingular Wireless MEdiaNet, Midwest Wireless, Metro PCS, Western Wireless and Boost Mobile which provide the terms and conditions under which our applications may be made available to end-users of these United States wireless carriers. In March 2005, we entered into agreements with two Canadian wireless carriers Microcell/Fido and Rogers and in September 2005 we entered into an agreement with another Canadian carrier, Telus.

In August 2002, we began exclusively licensing from Dwango Co., Ltd., a Japanese mobile entertainment supplier, or Dwango Japan, the Dwango trademark and technologies for use in North America. In October 2005, we entered into a trademark and technology termination agreement with Dwango North America, Inc., our wholly-owned subsidiary, and Dwango Japan. Under the terms of the termination agreement with Dwango Japan, Dwango Japan is entitled to use and license its technology in North America as of January 1, 2006. We are required to cease using Dwango Japan's technology and the "Dwango" name trademark in 2006. In addition, under the terms of the Termination Agreement, Dwango Japan is able to enter the North American market which could potentially create additional competition for us. We no longer distribute games or technology under license from Dwango Japan.

On September 29, 2005, we, in an effort to decrease operating expenses, reduced headcount by 30%. The affected employees received two weeks of severance pay amounting to approximately $34,000 in the aggregate. The reduction is expected to save us approximately $1.5 million over the next twelve months. On December 19, 2005, we, in a continuing effort to decrease operating expenses, reduced headcount by 27% of the remaining workforce. The affected employees received two weeks of severance pay amounting to approximately $40,000 in the aggregate. As of December 31, 2005, we had 33 employees.

We generated $3.5 million in revenues for the year ended December 31, 2005, compared to $1.6 million for the year ended December 31, 2004. Our net loss for this period was $2.5 million, compared to $16.0 million for the year ended December 31, 2004, and we are not profitable. We anticipate that we will continue to incur net losses and may never achieve profitability. As of December 31, 2005, we had an accumulated deficit of $19.2 million. Our operating expenses are approximately $0.8 million per month, approximately 42% of which is for payroll, 19% of which is for marketing and 39% of which is for our general operations.

On April 25, 2006, we entered into a non-binding letter of intent with New Motion, Inc., or New Motion, relating to the proposed reverse acquisition of Dijji by New Motion, with Dijji surviving as a publicly-held company. Upon the consummation of the proposed transaction, shareholders of Dijji would hold shares that represent approximately 12.5% of the issued and outstanding shares of the combined company’s common stock on a fully-diluted and as-converted basis. New Motion’s stockholders (including holders of securities convertible or exercisable into New Motion stock) would hold shares that represent approximately 87.5% of the issued and outstanding shares of the combined company’s common stock on a filly-diluted and as-converted basis. The parties have not entered into a definitive agreement relating to the proposed exchange transaction. The letter of intent entered into between the parties do not bind either party to consummate any transaction unless and until such terms are negotiated and set forth in a definitive agreement that is properly approved by the respective boards of directors of each party, and executed by each party. There can be no assurances that a definitive agreement will be reached on terms acceptable to the Company, if at all, and, if reached, that the acquisition will be completed.

If the proposed exchange transaction is not closed, we may be required will be ready to proceed with the orderly liquidation and winding up of the company.

Application Development

At this juncture, we typically build our mobile applications (games, content delivery and images) internally. During 2004 and 2005, we did have relationships with several companies with respect to their development of game content on our behalf. In 2005, we partnered with Crisp Wireless, “Crisp” to develop and launch a mobile media application. We have since terminated our relationship with Crisp.

We have designed and developed our proprietary ringtone and media service, which allows consumers to download ringtones and images to their phones. We have our own catalog of approximately 3,000 polyphonic ringtones and have licensed over 3,000 mastertones and custom audiotones with ongoing production and licensing of new ringtones every month. We have an agreement with RollingStone and Real Networks to develop mobile content (games, ringtones and other media offerings and applications) using the RollingStone brand. This agreement expires in May 2006. Our first product launched under the agreement was a ringtone browser, which was launched in June 2004. Currently, we are not developing any additional games for RollingStone and do not plan to develop any games in the future. We also have an agreement with Napster to provide ringtones and images via the Napster brand. Our primary target market for ringtones and media is broader than for games in North America. Ringtones and images for phones are attractive to older consumers as well as the targeted youth market. The resulting demographic includes youth, but expands beyond to encapsulate those between the ages of 14 to 35, although the heaviest users are still expected to be in the 14 to 24 age segment.

In 2005, we launched two games developed internally, RollingStone 20 Questions and Beliefnet Spiritual Trivia. Spiritual Trivia is no longer available pursuant to the termination of our agreement with Beliefnet.

Our delivery platform incorporates a mobile ringtone catalog application that allows users to browse, search, sample and download the newest as well as the most popular ringtones, sorted by title, artist and category. Ringtone downloads are initiated through a WAP browser, a WEB browser or a downloadable BREW ringtone client, allowing for customers to purchase new ringtones directly from their phones. We have expanded our capabilities to include mobile messaging products. Mobile messaging products include text messaging, or SMS, and short-code provisioning for content downloads. Short code provisioning is often referred to as premium SMS, or PSMS, whereby a consumer enters a code directly on their handset to receive a piece of content for a fee. We launched an application in September 2005 with USA TODAY that incorporates PSMS.

Results of Operations

Revenue. During the year ended December 31, 2005, revenues were $3.5 million. During the comparable period in 2004, revenues were $1.6 million. During the comparable period in 2003, revenue were $22,000.

The increase of revenues in 2005 of $1.9 million resulted from higher sales of RollingStone Ringtones and ESPN Bassmaster on various carriers. The launch of Napster in May 2005 on Cingular and later in 2005 on Alltel in the United States and Rogers, Fido and Telus in Canada provided significant revenue growth.

Revenues in 2004 resulted from the launch of RollingStone Ringtones in June of 2004 and ESPN Bassmaster.

Revenues in 2003 resulted from the launch of games on Verizon and AT&T.

Cost of Revenues. During the year ended December 31, 2005, cost of revenues were $2.8 million. During the comparable period in 2004, cost of revenues were $1 million. During the comparable period in 2003, cost of revenue were $0.

The increase of cost of revenues in 2005 of $1.8 million primarily resulted from the sale of ringtones and games and the corresponding royalties/revenue share obligations. Also included in royalties/revenue share obligations are contractual minimum royalties paid out to RollingStone and Playboy in excess of royalties earned. In addition, increased sales of mastertones, or audiotones, which possess a higher percentage royalty over polyphonic tones, created an increase in cost of revenues. During the second quarter of 2005, we paid a fee to a carrier of $0.2 million to receive preferred deck placement. This fee was accounted for as a cost of revenue.

Cost of revenues for 2004 primarily resulted from the sale of ringtones and games and the corresponding royalties/revenue share obligations to RollingStone and ESPN, music publisher royalties associated with the branded ringtones and minimum royalties paid out to RollingStone in excess of royalties earned.

Research and Development Expense. During the year ended December 31, 2005, we incurred research and development expenses of $4.9 million. During the year ended December 31, 2004, we incurred research and development expenses of $2.6 million. These expenses consist principally of salaries, consulting and related expenses. During the year ended December 31, 2003, we incurred research and development expense of $0.2 million.

The increase of research and development expenses in 2005 of $2.3 million was primarily due to payroll related expenses and the costs associated with the development of branded content products including Napster, Playboy and USA Today. R&D expenses are expected to decrease due to lower headcount and streamlining and improved efficiency of developing and maintaining of core product offerings.

Research and development expense for 2004 was primarily due to payroll related expenses and the costs associated with the development of branded content products including RollingStone and ESPN Bassmaster.

Research and development expense for 2003 consisted of expenses relating to development of gaming applications.

Sales and Marketing Expense. During the year ended December 31, 2005, we incurred sales and marketing expenses of $2.6 million. For the year ended December 31, 2004, we incurred sales and marketing expenses of $1.2 million. These expenses consist principally of salaries, advertising and related expenses.

The increase in sales and marketing in 2005 of $1.4 million was primarily due to an increase in payroll related expenses due to the hiring of personal to promote our new channels of branded content, which amounted to an increase of approximately $0.5 million, and advertising related expenses due to promotion of RollingStone, Napster and Playboy, which accounted for a $0.6 million increase.

Sales and marketing expense for 2004 was primarily due to payroll related expenses and advertising expense related to the promotion of RollingStone and ESPN.

Sales and marketing expenses for 2003 were immaterial.

General and Administrative Expense. During the year ended December 31, 2005, we incurred general and administrative expenses of $4.5 million. For the year ended December 31, 2004, general and administrative expenses were $3.7 million. For the year ended December 31, 2003, general and administrative expenses were $3.9 million.

The increase in sales and marketing in 2005 of $0.8 million was primarily due to an increase in professional fees, which amounted to approximately a $0.2 million increase. Other areas for which expenses increased were facilities, due to increased rent and depreciation amounting to approximately a $0.2 million increase, and trademark and licensing expense, due to a contractual commitment with Napster for use of the Napster brand and Dwango Japan for use of the name amounting to approximately a $0.3 million increase.

General and administrative expense for 2004 was primarily due to facilities costs, payroll related expense, professional fees and trademark and licensing expense.

General and administrative expense for 2003 was primarily due to payroll and facilities costs.

Interest Expense. During the year ended December 31, 2005, we incurred interest expense of $1.5 million. For the year ended December 31, 2004, interest expense was $2.0 million. For the year ended December 31, 2003, interest expense was $0.6 million.

The decrease in interest expense in 2005 of $0.5 million is directly attributable to the conversion of notes and exercise of warrants in 2004 and related amortization of debt discount for converted notes and amortization of debt discount for exercised warrants related to the 8% senior convertible notes issued in 2003. In 2005, as a result of lower stock prices, conversion of notes and exercise of warrants decreased.

Interest expense in 2004 was directly attributable to the accrual of interest, amortization of debt discount for converted notes and amortization of debt discount for exercised warrants related to the 8% senior convertible notes issued in 2003 and accrual of interest and amortization of debt discount related to the 9% senior convertible notes issued in 2004.

Net Loss Attributable to Common Stockholders. Our net loss for the year ended December 31, 2005 was $2.5 million. Our net loss for the year ended December 31, 2004 was $16.0 million.

The decrease in net loss attributable to common stockholders in 2005 of $13.5 million was primarily due to the gain on the fair value of embedded derivatives. Per EITF 00-19, we record embedded derivatives at fair value at the end of each accounting period. Due to the decrease of our stock price from $1.85 at the end of 2004 to $.063 at the end of 2005, the fair value of all embedded derivatives associated with our various financings significantly decreased.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company experienced a net loss for the year ended December 31, 2005 and has a capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. If we fail to complete, or delay in completing, the proposed acquisition of Dijji by New Motion, we may be required to proceed with the orderly liquidation and winding up of the company  The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going-concern uncertainty.

As of December 31, 2005, we had cash and short-term investments of $4.3 million and working capital of $2.7 million. If we fail to complete, or delay in completing, the reverse acquisition of Dijji by New Motion, we may be required to proceed with the orderly liquidation and winding up of the company.

We have historically funded our operations primarily through the sale of our equity and/or debt securities, including sales of common stock, convertible notes, preferred stock and warrants. In January 2005, we completed a $0.7 million financing of Series C convertible preferred stock and warrants. In February 2005, we completed a $15 million financing of Series D convertible preferred stock and warrants.

During the year ended December 31, 2005, net cash used in operating activities totaled $10.2 million. During the year ended December 31, 2004, net cash used in operating activities totaled $7.9 million. This 29% increase is due to expansion of our business and is primarily driven by our hiring of additional employees.

During the year ended December 31, 2005, net cash used in investing activities totaled $3.6 million. During the year ended December 31, 2004, net cash used in investing activities totaled $59,000. This increase in investing activities is primarily due to the purchase of short-term investments in the second quarter of 2005, some of which have matured, and the purchase of fixed assets due to the expansion of the business.

During the year ended December 31, 2005, net cash provided by financing activities totaled $15 million. During the year ended December 31, 2004, net cash provided by financing activities totaled $8.1 million. This 88% increase is due to additional financings consummated by us that were necessary to fund our ongoing operations.

In order to finance our operations, we used approximately $750,000 per month in cash over the last three months of 2005. We believe that our expenses will continue to exceed our income. The Company is presently seeking to acquire an operating company through a reverse merger. If the Company is not successful in this effort, it may proceed with the orderly liquidation and winding up of the Company.

The following table summarizes, as of December 31, 2005, our obligations and commitments to make future payments under debt and operating leases and pursuant to our agreements with RollingStone, Playboy and Napster (for royalty, licensing and advertising):

Payments Due by Period (in thousands)

	Total	Less Than 1 Year	1 - 3 Years	After 3 -Years
Long-Term Debt	$5,614	$1,614	$4,000	-
Capital Leases	79	42	37	-
Operating Leases*	434	380	54	-
Series A	1,250	-	1,250	-
Series B	3,000	-	3,000	-
Series D	14,703	-	14,703	-
Royalty Expense	550	400	150	-
License Expense	120	120	-	-
Advertising Expense	556	473	83	-
Total	$26,306	$3,029	$23,277	-

*Houston office is currently subleased for the duration of the lease term relieving $57,000 from Less Than 1 Year.

Our outstanding long-term debt as of December 31, 2005 consists of:

1.   $1.6 million Senior Subordinated Convertible Promissory Notes bearing interest at the rate of 8% per annum. The principal balance of these notes, together with all interest accrued thereon, is due and payable on September 29, 2006.

2.   $1.7 million Senior Convertible Promissory Note bearing interest at the rate of 9% per annum. The principal balance of this note, together with all interest accrued thereon, is due and payable on January 8, 2007.

3.   $2.3 million Senior Convertible Promissory Note bearing interest at the rate of 9% per annum. The principal balance of this note, together with all interest accrued thereon, is due and payable on March 19, 2007.

At December 31, 2005 and 2004, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Software Development Costs

We recognize costs of software developed or purchased for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Under SOP 98-1, we expense all costs incurred that relate to planning and post-implementation phases of development. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated useful life of the software.

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

Derivative Accounting

We currently account for embedded derivatives in accordance with EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” which requires us to classify these instruments as liabilities in the event we are not sure that we have adequate authorized shares of common stock for the conversion or exercise of all outstanding instruments (due, in part, to certain conversion rates which vary with the fair value of our common stock). As a result, we are required to record the fair value of these warrants on our balance sheets as liabilities. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities and the corresponding gain or loss will be recorded in our statements of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

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

Share-Based Payment

We currently account for share-based payment in accordance with APB No. 25. In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (FAS 123R) which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005 for small business filers, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R beginning January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoptions. We are evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the effect of adopting FAS 123R and we have not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123. We have not yet determined the impact of FAS 123R on our policies or plans, if any.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dijji Corp and its wholly owned subsidiaries OTA Acquisition Corp and Dijji Corp (Texas) for 2005 and Dwango North America Corp. and its wholly owned subsidiaries Dwango North America, Inc. and OTA Acquisition Corp for 2004. All significant inter-company transactions and balances have been eliminated in consolidation.

Item 7. Financial Statements

The financial statements begin on page F-1 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has carried out an evaluation, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005.  In the course of this evaluation, the Company determined that it had not properly accounted for embedded derivatives in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Management concluded and recommended and our audit committee approved that restatements of financial statements for prior fiscal years and periods would be required to correct the improper accounting for embedded derivatives. Based upon the restatement, the Interim Chief Executive Officer and Chief Financial Officer concluded that, solely due to our restatement due to the embedded derivatives, our disclosure controls and procedures are not effective, as of December 31, 2004, to ensure that information required to be disclosed in the reports we file under the Exchange Act are recorded, processed, summarized and reported as and when required.  The Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective, as of December 31, 2005, to ensure that information required to be disclosed in the reports we file under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

In light of the guidance provided by the Securities and Exchange Commission in its presentation entitled “Current Developments in the Division of Corporation Finance” provided at the December 6, 2005 National Conference on Current SEC & PCAOB Developments, we changed our internal controls to properly account for embedded derivatives in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Except as discussed above, there were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Alexander U. Conrad	36	Director, President and Interim Chief Executive Officer
Michael Dunn	38	Chief Financial Officer and Treasurer
L. Derrick Ashcroft	77	Director
Vishal Bhutani	31	Director
Paul Eibeler	51	Director
Rex S. Jackson	46	Director

Alexander U. Conrad has been employed by our company since May 2003. In March 2004, Mr. Conrad was elected a director of our company. He was also elected as President, Chief Operating Officer and Secretary of our company in March 2004. On August 15, 2005, he was named Interim Chief Executive Officer. Mr. Conrad was the Vice President of Business Development of Over-the-Air Wireless, Inc. from June 2002 until our acquisition of such company in February 2004. Prior to such time, from January 2001 through June 2002, Mr. Conrad was Senior Product Manager, New Initiatives, for eFunds Corporation, a company that provides transaction processing, risk management and outsourcing services. Mr. Conrad received his BA from Carleton College and a MBA from Seattle University.

Michael Dunn joined our company as Controller in 2004. Mr. Dunn was promoted to Chief Financial Officer of our company in December 2005. Prior to joining our company, Mr. Dunn spent seven years in various management positions at WatchGuard Technologies, Inc., a network security firm. Mr. Dunn has a BS in Accounting from Central Washington University and is a licensed Certified Public Accountant.

L. Derrick Ashcroft has been a director of our company since November 2000. Mr. Ashcroft is currently the owner of the Flying X Ranch, a company engaged in the breeding of cattle. Since March 2005, Mr. Ashcroft has been a director of ICOP Digital, Inc., an SEC reporting company that delivers security, surveillance, and communications solutions, where he serves as chairman of the audit committee. From 1990 through the present, Mr. Ashcroft has been a director of Tata Technologies, Inc., a company engaged in providing consulting services to manufacturing and distribution companies on the strategic use of information technology and a member of the Tata group of companies. Mr. Ashcroft previously served on the board of directors of the following public and private companies in the United States and abroad: Leasing Edge Corporation, Access West, Inc., Publistix, Inc., Boreham Services, Ltd. (UK), Premier Laser Systems, Westergaard.com, Inc. and ICOP, Inc. Mr. Ashcroft has served as President of AARK Enterprise, Inc., Senior Vice President of the Carteret Financial Group, Chairman of Ashcroft Rubin, Inc. and Chairman of Cardiopet, Inc.

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

Paul Eibeler has been a director of our company since August 2003. Since April 2004, Mr. Eibeler has been the President and a director of Take-Two Interactive Software, Inc., an SEC reporting company that develops, publishes and distributes interactive game software. Mr. Eibeler was also President of Take-Two Interactive Software, Inc. from July 2000 through July 2003 and a director of Take-Two Interactive from January 2001 through April 2003. From July 2003 to October 2003, Mr. Eibeler was President and Chief Operating Officer of Acclaim North America, part of Acclaim Entertainment, Inc., which at the time was an SEC reporting company engaged in the development, publication, marketing and distribution of interactive entertainment software. From June 1997 through March 2000, Mr. Eibeler was Executive Vice President and General Manager of Acclaim North America. Mr. Eibeler also was a consultant to Microsoft in connection with the development and launch of Microsoft’s Xbox.

Rex S. Jackson has been a director of our company since November 2005. Mr. Jackson is currently Senior Vice President and General Counsel of Avago Technologies, a leading supplier of analog, mixed-signal and optoelectronic components serving customers in the wired and wireless communications, industrial, automotive, consumer electronics and computing markets. Mr. Jackson joined Avago from Synopsys, Inc., where he served for three years, most recently as Senior Vice President and General Counsel and acting Chief Financial Officer. Prior to joining Synopsys, Mr. Jackson was an investment professional with Redleaf Group, Inc., an early stage venture capital firm, managing multiple investments in 2000-2001, and later serving as President and CEO of a Redleaf portfolio company from 2001-2003 and leading the sale of that company to a Fortune 100 company. Mr. Jackson received his A.B. degree from Duke University, and his J.D. degree from Stanford University.

In connection with their investment in our company, Alexandra Global Master Fund Ltd. is entitled to nominate two directors for election to the board of directors of our company. We have the right to approve their nominees, which approval may not unreasonably be withheld. Vishal Bhutani currently serves on our board of directors as Alexandra’s nominee.

In addition, in connection with our sale of Series B, we granted WPG Select Technology Fund, L.P., one of the investors in such financing, the right to nominate one director for election to the board of directors of our company. We have the right to approve their nominee, which approval may not be unreasonably withheld. To date, WPG Select Technology Fund, L.P. has not nominated a director.

L. Derrick Ashcroft, Paul Eibeler and Rex Jackson serve on the Audit Committee of the Board of Directors of our company. Mr. Ashcroft is the Chairman of such committee. The Audit Committee is responsible for overseeing management’s conduct in the financial reporting process, including reviews of our company’s annual, quarterly and other financial reports and its systems of internal accounting, bookkeeping, and financial controls. The Audit Committee is responsible for reviewing any non-audit services and special engagements to be performed by the independent registered public accounting firm and considering the effect of such performance on the their independence. The Audit Committee is also responsible for engaging and dismissing our company’s independent registered public accounting firm. In discharging its oversight role, the Audit Committee is empowered to meet and discuss with our company’s management and independent registered public accounting firm the quality and accuracy of our accounting principles, the completeness and clarity of our financial disclosures and other significant decisions made by management in the preparation of financial reports. Our Audit Committee does have an “audit committee financial expert” and it is Mr. Ashcroft due to his extensive business experiences throughout his career.

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

Item 10. Executive Compensation.

The following table provides information concerning the annual and long-term compensation awarded, earned or paid to our chief executive officer and executive officers whose cash compensation exceeded $100,000 in 2005 (the “named executive officers”).

		Long-Term Compensation
		Annual Compensation
Name and Principal Position	Year	Salary	Bonues	Restricted Stock Award	Number of Securities Underlying Options	All Other Compensation
Alexander Conrad	2005	$163,940	—	—	75,000	—
President & Interim Chief Executive	2004	$108,750	—	—	570,737	$960(1)
Officer	2003	$51,250	—	—	—	—

Rick J. Hennessey	2005	$123,944	—	—	—	$96,571(2)
Chief Executive Officer &	2004	$128,542	—	—	—	$960(1)
Director (resigned August 2005)	2003	$53,125	—	—	—	—

J. Paul Quinn	2005	$123,667	$27,319	—	—	—
Chief Financial Officer	2004	$95,538	$14,250	—	—	$960(1)
(resigned December 2005)	2003	—	—	—	—	—

(1) Includes stipend for broadband and cell phone use for business purposes.
(2) Severance payments pursuant to employment agreement.

Director Compensation

As compensation for services on our board of directors, Messrs. Bhutani and Ashcroft were each granted a non-qualified stock option to purchase 24,000 shares of common stock on October 25, 2005. Mr. Ashcroft was granted a non-qualified stock option to purchase 12,000 shares of common stock for serving as Chairmen of the Audit Committee. Each grant was at an exercise price of $0.95 per share. Each option is for a term of ten years commencing as of October 25, 2005 and is currently exercisable.

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

Option Grants in Last Fiscal Year

The following table provides information concerning individual grants of stock options made during 2005 to our named executive officers.

Name	Number of Securities Underlying Option	Percent of Total Options Granted to Employees In 2005	Exercise Price (in $ per share)	Expiration Date
Alexander Conrad	75,000	5%	$1.94	3/1/15

J. Paul Quinn	-	-	-	-

Options Exercised in 2005 and Year End Values

The following table provides information concerning the exercise of stock options during 2005, and the value of unexercised options owned, by our named executive officers.

			Number of Securities Underlying Unexercised Options (1)		Value of Unexercised In-the-Money Options (2)
Name(3)	Shares Acquired On Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Alexander Conrad	—	—	304,070	341,667	$0	$0
J. Paul Quinn	—	—	117,667	—	$0	$0

(1) Includes ownership of options as of February 28, 2006.
(2) Based on closing price of our common stock as reported on the Over-the-Counter Bulletin Board on December 31, 2005.

Employment Agreements

On March 1, 2005, we entered into a new Employment Agreement (the “Agreement”) with Alexander U. Conrad, our President and Interim Chief Executive Officer. The Agreement is for a term of three years unless sooner terminated pursuant to the provisions thereof. The Agreement provides for an annual base salary of $170,000 for Mr. Conrad. The Agreement also provides for the payment of an amount equal to 100% of such base salary upon achieving certain annual performance targets. The employment of Mr. Conrad may be terminated by our company at any time with or without cause. Mr. Conrad may also terminate his employment at any time with or without good reason. (as defined in the Agreement). If the employment of Mr. Conrad is terminated by our company without cause or by Mr. Conrad for good reason, he shall be entitled to continue to receive his base salary for a period of twelve months and a pro rata percentage of any bonus amount to which he would have otherwise been entitled. The Agreement contains confidentiality, noncompete, and nonsolicitation covenants for Mr. Conrad.

In accordance with the Agreements, on March 1, 2005, we granted under our 2003 Equity Incentive Plan options (with a ten-year term) to purchase an aggregate of (i) 100,000 shares of our common stock to Mr. Hennessey and (ii) 75,000 shares of our common stock to Mr. Conrad. Such options are exercisable at $1.94 per share and will vest as to 1/3 of such shares on each of the first, second and third anniversaries of the date of grant. Such options will vest in full in the event of termination of employment without cause or for good reason.

On August 15, 2005, we entered into a Separation Agreement with Mr. Hennessey. Pursuant to the terms of the Separation Agreement, in connection with his termination of employment, we agreed to make a lump sum severance payment to Mr. Hennessey equivalent to six months of his base salary in effect on the separation date. This payment is subject to standard payroll deductions and withholdings. Additional terms and conditions of Mr. Hennessey's separation agreement are set forth in the Separation Agreement, a copy of which was filed on a current report on Form 8-K with the Securities and Exchange Commission on August 16, 2005.

Provisions of our Charter and Bylaws

Our articles of incorporation provide that our company will indemnify any person who is or was a director, officer, employee, agent or fiduciary of our company to the fullest extent permitted by applicable law. Nevada law permits a Nevada corporation to indemnify its directors, officers, employees and agents against liabilities and expenses they may incur in such capacities in connection with any proceeding in which they may be involved, if (i) such director or officer is not liable to the corporation or its stockholders due to the fact that his or her acts or omissions constituted a breach of his or her fiduciary duties as a director or officer and the breach of those duties involved intentional misconduct, fraud or a knowing violation of law, or (ii) he or she acted in good faith and in a manner reasonably believed to be in or not opposed to our best interests, or that with respect to any criminal action or proceeding, he or she had reasonable cause to believe that his or her conduct was unlawful.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows as of February 28, 2006 the common stock owned by our directors and “named executive officers”, by persons known by us to beneficially own, individually, or as a group, more than 5% of our outstanding common stock and all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Beneficial Ownership of Capital Stock (2)		Percent of Common Stock
Robert E. Huntley (3)	2,473,394	(4)	24.7%
Alexandra Global Master Fund Ltd. (5)	965,160	(6)	9.9%
Weiss, Peck & Greer Investments, a division of Robeco U.S.A., LLC (7)	1,052,060	(8)	9.9%
Trafelet & Company, LLC (9)	1,052,060	(10)	9.9%
Van L. Brady (11)	947,910	(12)	9.7%
Meruelo Capital Partners (13)	813,757	(14)	7.8%
James Scibelli (15)	798,443	(16)	7.8%
Dwango Co., Ltd. (17)	542,624		5.7%
Silverman Partners(18)	566,114	(19)	5.6%
HCFP/Brenner Securities, LLC (20)	526,296	(21)	5.2%
RG Securities, LLC (22)	526,296	(23)	5.2%
James Scoroposki (24)	502,573	(25)	5.0%
Paul Eibeler (26)	495,783	(27)	4.9%
Alexander U. Conrad	317,694	(28)	3.2%
David Adams (29)	292,916		3.1%
Rick J. Hennessey	292,916		3.1%
L. Derrick Ashcroft	142,707	(30)	1.5%
J. Paul Quinn	117,667	(31)	1.2%
Vishal Bhutani (32)	44,000	(33)	*
All directors and executive officers as a group (6 persons)	1,117,851	(34)	10.4%
________________
* Less than 1%

(1)	The address of each person, except as otherwise noted, is c/o Dijji Corp, 2211 Elliott Avenue, Suite 601, Seattle, WA 98121.
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

(6)
The shares of common stock reported as beneficially owned by Alexandra includes 790,900 shares of outstanding common stock. Certain of the shares of common stock reported as beneficially owned are shares that Alexandra has the right to acquire upon conversion of notes and preferred stock and exercise of common stock purchase warrants. The notes, preferred stock and common stock purchase warrants held by Alexandra contain limitations on the conversion or exercise thereof which makes such notes and shares of preferred stock inconvertible and such common stock purchase warrants unexercisable to the extent the holder would, upon conversion or exercise, beneficially own more than 9.9% of the common stock. The amount reported as beneficially owned is based on such limitations. In the absence of such limitations, Alexandra’s notes, preferred stock and common stock purchase warrants would be convertible into or exercisable for an aggregate of 12,114,462 shares of our common stock.

(7)
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

(8)
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

(9)
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

(10)
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

(11)
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

(12)
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

(13)	The address of Meruelo Capital Partners (“Meruelo”) is 9550 Firestone Blvd. Suite 105, Downey, California 90241. Alex Meruelo has voting and investment power over these securities.
(14)
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

(15)	The address of Mr. Scibelli is c/o RG Securities, LLC, 900 Merchants Concourse, Suite 400, Westbury, NY 11590.
(16)
Includes 105,263 shares of common stock issuable upon conversion of senior convertible notes and 83,442 shares of common stock issuable upon exercise of warrants held by Mr. Scibelli, and 526,296 shares of common stock issuable upon exercise of warrants held by RG Securities, LLC, of which Mr. Scibelli may be deemed to be the beneficial owner.

(17)
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

(20)	The address of HCFP/Brenner Securities, LLC is 888 7th Avenue, 17th Floor, New York, New York 10106. Steven Shaffer has sole voting and investment power over these securities.
(21)	Consists of shares of common stock issuable upon exercise of warrants held by HCFP/Brenner Securities, LLC.
(22)	The address of RG Securities, LLC is 900 Merchants Concourse, Suite 400, Westbury, New York 11590. James Scibelli and Robert Scibelli have shared voting and investment power over these securities.
(23)	Consists of shares of common stock issuable upon exercise of warrants held by RG Securities, LLC.
(24)	The address of Mr. Scoroposki is c/o Jaymar 189 South St. Oyster Bay, N.Y. 11771.
(25)	Includes 210,526 shares of common stock issuable upon conversion of senior convertible promissory notes and 166,883 shares of common stock issuable upon exercise of warrants held by Mr. Scoroposki.
(26)	The address of Mr. Eibeler is c/o Take-Two Interactive Software, Inc., 622 Broadway, New York, New York 10012.
(27)
Includes 52,632 shares of common stock issuable upon conversion of senior convertible promissory notes, 95,485 shares of common stock issuable upon exercise of warrants, and 306,000 shares of common stock issuable upon exercise of options held by Mr. Eibeler.

(28)	Includes 304,070 shares of common stock issuable upon exercise of options held by Mr. Conrad.
(29)	The address of Mr. Adams is 1221 1st Ave. #1507, Seattle, WA 98101.
(30)	Consists of 142,707 shares of common stock issuable upon exercise of options held by Mr. Ashcroft.
(31)	Consists of shares of common stock issuable upon exercise of options held by Mr. Quinn.
(32)	The address of Mr. Bhutani is c/o Alexandra Investment Management, LLC, 767 Third Avenue, 39th Floor, New York, New York 10017.
(33)
Consists of shares of common stock issuable upon exercise of options held by Mr. Bhutani. Mr. Bhutani is the Head of Research for Alexandra Investment Management, LLC, the investment advisor for Alexandra Global Master Fund Ltd., one of the investors in our company. No shares owned by Alexandra are attributed to Mr. Bhutani.

(34)
Includes 1,104,227 shares of common stock issuable upon conversion of senior convertible notes and exercise of options and warrants held by the directors and executive officers. Does not include options to purchase 300,000 shares of common stock issued to Victor Cohn who was elected to our board of directors effective March 8, 2005.

Item 12. Certain Relationships and Related Transactions

In connection with the founding of our company, Robert E. Huntley received 2,887,642 shares of our common stock. Mr. Huntley provided services to our company in consideration for the receipt of such stock in our company. He subsequently transferred 696,741 shares of such common stock to Huntley Family Trust and 139,348 shares of such common stock to Huntley Trust No. 2. Such trusts have recently distributed such shares to the respective beneficiaries thereof. In connection with his serving as an officer and director of our company, Mr. Huntley also received options to purchase 1,030,074 shares of our common stock, which options expired in 2004 in view of his termination of services with our company.

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

In connection with their investments in our company, Alexandra Global Master Fund Ltd. is entitled to nominate two directors for election to the board of directors of our company. We have the right to approve their nominees, which approval may not be unreasonably withheld. Vishal Bhutani currently serves on our board of directors as Alexandra’s nominee.

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
4.2
Form of 8% Senior Convertible Promissory Note due 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.3
9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.4
Form of Warrants to purchase 41,722 shares of common stock issued in August 2002 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.5
Form of Warrants to purchase an aggregate of 83,444 shares of common stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.6
Form of Warrants to purchase an aggregate of 2,086,037 shares of common stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.7
Form of Warrants to purchase an aggregate of 417,208 shares of common stock issued to HCFP/Brenner Securities, LLC and RG Securities, LLC for acting as placement agent in connection with the September 2003 private placement (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.8
Form of Bridge Warrants issued to Alexandra Global Master Fund (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.9
Form of Warrants to purchase an aggregate of 272,784 shares of common stock issued to HCFP Brenner Securities and RG Securities, LLC (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.10
Warrant issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.11
Form of Registration Rights Agreement relating to 834,465 shares of common stock and 83,444 shares of common stock underlying warrants issued by the registrant in October 2002 (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.12
Form of Registration Rights Agreement relating to shares of common stock underlying 8% senior convertible notes due 2006 and related warrants issued by the registrant in offering completed in September 2003 (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.13
Registration Rights Agreement, dated February 4, 2004, among Dwango North America Corp. and the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

4.14
9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.15
Warrant issued to Alexandra Global Master Fund Ltd., dated March 19, 2004 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.16
Subscription Agreement, dated June 14, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: June 14, 2004) filed with the Securities and Exchange Commission on June 21, 2004)

4.17
Warrant issued to Alexandra Global Master Fund Ltd. dated June 14, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: June 14, 2004) filed with the Securities and Exchange Commission on June 21, 2004)

4.18
Subscription Agreement, dated July 2, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: July 2, 2004) filed with the Securities and Exchange Commission on July 8, 2004)

4.19
Warrant issued to Alexandra Global Master Fund Ltd. dated July 2, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: July 2, 2004) filed with the Securities and Exchange Commission on July 8, 2004)

4.20
Subscription Agreement, dated August 2, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: August 2, 2004) filed with the Securities and Exchange Commission on August 5, 2004)

4.21
Warrant issued to Alexandra Global Master Fund Ltd. dated August 2, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: August 2, 2004) filed with the Securities and Exchange Commission on August 5, 2004)

4.22
Subscription Agreement, dated August 26, 2004, between Dwango North America Corp. and the investors named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: August 25, 2004) filed with the Securities and Exchange Commission on August 31, 2004)

4.23
Form of Warrant issued to investors in August 2004 Series B financing (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: August 25, 2004) filed with the Securities and Exchange Commission on August 31, 2004)

4.24
Subscription Agreement, dated January 12, 2005, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 12, 2005) filed with the Securities and Exchange Commission on January 18, 2005)

4.25
Warrant issued to Alexandra Global Master Fund Ltd. dated January 12, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: January 12, 2005) filed with the Securities and Exchange Commission on January 18, 2005)

4.26
Subscription Agreement, dated February 1, 2005, between Dwango North America Corp. and the investors named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 1, 2005) filed with the Securities and Exchange Commission on February 3, 2005)

4.27
Form of Warrant to purchase an aggregate of 3,365,035 shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: February 1, 2005) filed with the Securities and Exchange Commission on February 3, 2005)

10.1
2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.2
Office Lease Agreement, dated November 2002, between San Felipe Plaza, Ltd. and Dwango North America, Inc., as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.3
Note Purchase Agreement, dated January 8, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.4
Note Purchase Agreement, dated March 19, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.5
Software License Agreement between ALLTEL Communications Inc. and Dwango North America Inc. executed December 19, 2003 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.6
Direct Bill Services Agreement between Cingular Wireless LLC and Dwango North America, Inc. executed on January 9, 2004 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.7
Brew Pricing Terms and Carrier Agreement between Qualcomm Incorporated and Dwango North America, Inc. Submitted via click through on May 21, 2002 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.8
Amendment No. 1 to Brew Developer Agreement between Qualcomm Incorporated and Dwango North America, Inc. effective as of May 17, 2002 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.9
Letter agreement, dated January 8, 2004 with Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.10
Letter agreement, dated March 19, 2004 with Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.11 *
Licensing Agreement effective as of March 30, 2004 by and between Dwango North America Corp., RealNetworks, Inc. and RollingStone LLC. (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.12
Licensing Agreement, effective as of January 14, 2004, between Dwango North America Corp. and ESPN Enterprises, Inc. (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.13 *
License Agreement for access to wireless network, entered into on October 22, 2004, between Dwango North America Corp. and Nextel Operations Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission November 19, 2004)

10.14 *	Wireless Distribution Agreement between Dwango North America Corp. and Playboy.com, Inc. entered into on November 18, 2004.
10.15 *	License Agreement, between Dwango North America Corp. and Napster, LLC entered into on November 29, 2004.
10.16	Sub-lease contract between Dwango North America Corp. and Microsoft Corporation entered into on December 14, 2004.
10.17	Content Provider Standard Service Agreement between Dwango North America Corp. and Wmode Inc. with an effective date of March 10, 2005.
10.18
Employment Agreement, dated March 1, 2005, between Dwango North America Corp. and Rick J. Hennessey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 1, 2005) filed with the Securities and Exchange Commission on March 7, 2005)

10.19
Employment Agreement, dated March 1, 2005, between Dwango North America Corp. and Alexander U. Conrad (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 1, 2005) filed with the Securities and Exchange Commission on March 7, 2005)

10.20
Director Agreement, dated September 12, 2005, between Dwango North America Corp. and L. Derrick Ashcroft (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 12, 2005) filed with the Securities and Exchange Commission on September 16, 2005)

10.21
Amendment to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on June 22, 2005)

10.22
Separation agreement, dated August 15, 2005, between Dwango North America Corp and Rick J. Hennessey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: August 15, 2005) filed with the Securities and Exchange Commission on August 15, 2005)

14
Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

21	Subsidiaries:
OTA Acquisition Corp. is a Washington corporation
23	Consent of Eisner LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Requested Confidential Treatment

Item 13B. Reports on Form 8-K

On October 13, 2005, we filed a Current Report on Form 8-K to report, as an Item 5.02 disclosure, the resignation of Victor A. Cohn as chairman of the Company’s Board of Directors.

On October 28, 2005, we filed a Current Report on Form 8-K to report, as an Item 1.02 disclosure, the termination of a trademark and technology licensing agreement with Dwango Japan.

On November 15, 2005, we filed a Current Report on Form 8-K to report, as an Item 2.02 disclosure, the financial results for the 3rd quarter ended September 30, 2005.

On November 22, 2005, we filed a Current Report on Form 8-K to report, as an Item 5.02 disclosure, the appointment as Rex S. Jackson as a director of our company.

On December 12, 2005, we filed a Current Report on Form 8-K to report, as an Item 5.02 and 8.01 disclosure, the resignation of J. Paul Quinn as Chief Financial Officer, Secretary and Treasurer of our company, the promotion of Michael Dunn to the position of Chief Financial Officer and Treasurer of our company and the execution of a change of our name from Dwango North America Corp. to Dijji Corp.

On December 20, 2005, we filed a Current Report on Form 8-K to report, as an Item 8.01 disclosure, the announcement of a reduction in the number of employees working for us.

Item 14. Principal Accounting Fees and Services

Eisner LLP served as our registered public accounting firm for the years ended December 31, 2005 and December 31, 2004. During the two fiscal years ended December 31, 2005, the aggregate fees for accounting services billed to us were as follows:

Audit Fees

The aggregated fees billed by Eisner LLP for the year ended December 31, 2005 for professional services rendered for it’s audit of our annual financial statements and review of our unaudited financial statements included in our Form 10-QSB for 2005 were $96,000. The aggregated fees billed by Eisner LLP for the year ended December 31, 2004 for professional services rendered for it’s audit of our annual financial statements and review of our unaudited financial statements included in our Form 10-QSB for 2004 were $141,000.

Audit-Related Fees

Eisner LLP did not provide any assurance and related services in 2005 or 2004 that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the preceding paragraph.

Tax Fees

The aggregate fees billed by Eisner LLP in 2005 for professional services rendered for tax compliance, tax advice or tax planning was $10,000. The aggregate fees billed by Eisner LLP in 2005 for professional services rendered for tax compliance, tax advice or tax planning was $9,000.

All Other Fees

The aggregate fees billed by Eisner LLP in 2005 for professional services rendered other than those described above consisting primarily of services relating to the review of our registration statements, review of documentation pursuant to Section 404 of the Sarbanes-Oxley act and issuance of related consents were $50,000. The aggregate fees billed by Eisner LLP in 2004 for professional services rendered other than those described above consisting primarily of services relating to the review of our registration statements and issuance of related consents were $178,000.

Pre-Approval Policies

Our Audit Committee has not adopted any blanket pre-approval policies. Instead, the Committee will specifically pre-approve the provision by Eisner LLP of all audit or non-audit services.

Our Audit Committee approved all of the services provided by Eisner LLP and described in the preceding paragraphs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dijji Corp.

We have audited the accompanying consolidated balance sheets of Dijji Corp. (formerly known as Dwango North America Corp.) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, capital deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dijji Corp. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed more fully in Note A(1), the consolidated financial statements as of and for the year ended December 31, 2004 have been restated to reflect certain derivative instruments as liabilities measured at fair value and to recognize changes in their fair value in net loss.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced continuing losses from operations and had cash outflows from operating activities since inception through December 31, 2005 and has a capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner LLP

New York, New York
April 24, 2006

Dijji Corp. and Subsidiaries
Consolidated Balance Sheets
(In Thousands Except Share Data)

	December 31,	December 31,
	2005	2004
		(Restated - Note A)
ASSETS
Current assets:
Cash	$1,346	$82
Short-term investments	2,988
Accounts receivable	599	803
Prepaid royalties	967	793
Prepaid expenses	366	286
Other current assets	55	83

Total current assets	6,321	2,047

Fixed assets, net	548	251
Deferred financing costs	369	782
Intangibles, net	-	49
Restricted cash	125
Prepaid license	85	288

	$7,448	$3,417

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,890	$1,335
Current portion of senior convertible notes payable, net of debt discount of $201 as of December 31, 2005	1,413
Accrued interest - senior convertible notes	320
Current portion of lease obligation	42	45

Total current liabilities	3,665	1,380

Long-term liabilities:
Long term portion of senior convertible notes payable, net of debt discount of $493 as of December 31, 2005 and of $1,547 as of December 31, 2004	3,507	4,368
Accrued interest - senior convertible notes	390	264
Warrant derivative liability	59	11,604
Long term portion of lease obligation	37	79

Total liabilities	7,658	17,695

Preferred stock $.001 par value, authorized 10,000,000 shares

Redeemable Series A Convertible Preferred stock, $.001 par value; issued and outstanding 1,250 shares; including $220 of accrued dividends and net of debt discount and deferred financing of $385 as of December 31, 2005 and $71 of accrued dividends and net of debt discount and deferred financing of $638 as of December 31, 2004.	1,085	683
Redeemable Series B Convertible Preferred stock, $.001 par value; issued and outstanding 3,000 shares; including $484 of accrued dividends and net of debt discount and deferred financing of $1,136 as ofDecember 31, 2005 and $124 of accrued dividends and net of debt discount and deferred financing of $1,819 as of December 31, 2004.	2,348	1,305

Redeemable Series D Convertible Preferred stock, $.001 par value; issued and outstanding 14,703 shares; including $944 of accrued dividends and net of debt discount and deferred financing of $3,917.	11,730	-

Capital deficit:
Common stock, $.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 9,575,000 at December 31, 2005 and 8,251,000 at December 31, 2004	10	8
Additional paid-in capital	3,815	5,109
Accumulated deficit	(19,198)	(21,383)

Total capital deficit	(15,373)	(16,266)

	$7,448	$3,417

See notes to Consolidated Financial Statements

Dijji Corp. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Year Ended
	December 31,
	2005	2004
		(Restated - Note A)

Revenue	$3,499	$1,645

Cost of revenues	2,848	986

Gross profit	651	659

Expenses:
Sales and marketing	2,592	1,161
Research and development	4,884	2,587
General and administrative	4,542	3,700

Operating loss	(11,367)	(6,789)

Other income / (expense):
Interest expense, including
amortization of debt issuance cost,
net of interest income	(1,531)	(1,967)
Change in fair value of warrant derivative	15,083	(6,383)
Loss on impairment of intangible asset		(306)

Net income / (loss)	2,185	(15,445)

Accretion and deemed dividends on
redeemable preferred stock	(4,706)	(544)

Net loss attributable to
common stockholders	$(2,521)	$(15,989)

Common share data:
Basic and diluted loss per share	$(0.29)	$(2.27)

Weighted average number of
basic and diluted common
shares outstanding	8,719	7,058

See notes to Consolidated Financial Statements

Dijji Corp. and Subsidiaries
Consolidated Statements of Capital Deficit
(In Thousands)

	Common Stock
	$.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Capital
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2004, as restated (Note A)	5,873	$5	$2,485	$(5,938)	$(3,448)

Conversion of cash advance from related party	369		442		442
Common stock issued in connection with purchase of
software and covenants not to compete	681	1	529		530
Stock issued in connection with employment agreements	2		3		3
Warrants issued in connection with brand licensing
agreement			440		440
Warrants issued for services			400		400
Common stock issued for services	50		68		68
Common stock issued in payment of interest on
senior convertible notes	226		288		288
Common stock issued upon conversion of principal
and accrued interest on senior convertible notes	679	1	646		647
Common stock issued upon exercise of warrants	371	1	352		353
Accretion and deemed dividend on preferred stock			(544)		(544)
Net loss for the year ended
December 31, 2004				(15,445)	(15,445)

Balance at December 31, 2004, as restated (Note A)	8,251	8	5,109	(21,383)	(16,266)

Beneficial conversion feature in connection with
issuance of Series D Preferred Stock			1,795		1,795
Common stock issued upon conversion of principal
and accrued interest on senior convertible notes	362	1	344		345
Common stock issued upon conversion of principal
and deemed dividend on Series D Preferred Stock	759	1	1,061		1,062
Common stock issued upon exercise of warrants	130		123		123
Common stock issued upon exercise of stock options	73		89		89
Accretion and deemed dividend on preferred stock			(4,706)		(4,706)
Net income for the year ended December 31, 2005				2,185	2,185

Balance at December 31, 2005	9,575	$10	$3,815	$(19,198)	$(15,373)

See notes to Consolidated Financial Statements

Dijji Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended
	December 31,
	2005	2004
		(Restated - Note A)

Cash flows from operating activities:
Net income / (loss)	$2,185	$(15,445)
Adjustments to reconcile net income / (loss) to
net cash used in operating activities:
Depreciation expense	199	106
Write off of fixed assets (net)	1	64
Common stock issued as compensation		3
Amortization of debt discount	853	1,043
Amortization of intangible assets	49	41
Write off of intangible asset		440
Amortization of prepaid licenses	203	152
Deferred financing cost	415	392
Changes in fair value of warrant derivative	(15,082)	6,383
Changes in:
Accounts receivable	204	(794)
Prepaid expenses and royalties	(253)	(1,012)
Other assets	28	(63)
Accounts payable and accrued expenses	555	253
Accrued interest	488	523

Net cash used in
operating activities	(10,155)	(7,914)

Cash flows from investing activities:

Deferred acquisition cost		39
Restricted cash	(125)
Purchase of short-term investments	(6,948)
Sale of short-term investments	3,960
Leasehold improvements	(57)	(8)
Purchase of fixed assets	(440)	(90)

Net cash used in
investing activities	(3,610)	(59)

Cash flows from financing activities:
Cash overdraft		(2)
Proceeds from exercise of stock options	89
Repayment of capital lease	(44)	(25)
Proceeds from issuance of notes
payable and warrants		3,658
Proceeds from exercise of warrants	123	353
Proceeds from issuance of Series A
preferred stock and warrants		1,114
Proceeds from issuance of Series B
preferred stock and warrants		2,957
Proceeds from issuance of Series C and Series D
preferred stock and warrants	14,861

Net cash provided
by financing activities	15,029	8,055

Net increase in cash and equivalents	1,264	82
Cash and equivalents at beginning of period	82	-

Cash at end of period	$1,346	$82

Supplementary disclosure of cash
flow information:
Interest paid	$223	$9
Noncash transactions:
Conversion of debt to common stock		$442
Common stock issued in connection with fees for
investor relations services		68
Warrants issued in connection with
brand licensing agreement		440
Warrants issued in connection with services		400
Common stock issued for purchase of software		440
Common stock issued for covenant not to compete		90
Common stock issued upon conversion of interest
on senior convertible notes	$43	288
Common Stock issued upon conversion of
principal on senior convertible notes	302	646
Fixed assets acquired through capital lease		134
Beneficial conversion charge in connection with
issuance of Series D preferred stock	1,795
Common Stock issued upon conversion of
Series D preferred stock and deemed dividend	1,062
Accretion of Series A preferred stock	254	122
Accretion of Series B preferred stock	682	227
Accretion of Series C preferred stock	196
Accretion of Series D preferred stock	2,055
Deemed dividend Series A preferred stock	150	71
Deemed dividend Series B preferred stock	360	124
Deemed dividend Series D preferred stock	1,005

See notes to Consolidated Financial Statements

Notes to the Financial Statements December 31, 2005 and 2004

Note A - Summary of Significant Accounting Policies

[1] Description of business and basis of presentation:

Dijji Corp. provides wireless content and application publishing channels through North American wireless carriers, developing and publishing content and applications for wireless devices, and developing and providing wireless network technology for both content and applications developed internally and for partner content developers. Dijji Corp. is a media company whose products include ringtones, games, images, video and messaging services for mobile devices.

The accompanying consolidated financial statements include the accounts of Dijji Corp. (“Corp.”) and its wholly owned subsidiaries OTA Acquisition Corp (“OTA”) and Dijji Corp. (Texas) (the “Company” collectively). All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has experienced continuing losses from operations and had cash outflows from operating activities since inception through December 31, 2005 and has a capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has entered into a non-binding letter of intent to be acquired in a reverse acquisition. If this transaction is not consummated, the Company, without additional financing, will not have the cash resources available to continue operations. This will cause management to consider proceeding with an orderly liquidation and the winding up of the Company. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going-concern uncertainty.

Restatement of Consolidated Financial Statements

During the course of preparing the Company's consolidated financial statements for 2005, the Company determined that it had not properly accounted for embedded derivatives in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Company had previously accounted for warrants to purchase stock as equity. The Company is not sure that it has adequate authorized shares of common stock for the conversion or exercise of all outstanding instruments (due to anti-dilution conversion features), EITF No. 00-19 requires the classification of these instruments as liabilities. Therefore, the Company is required to record the fair value of the warrants as liabilities on its consolidated balance sheets. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities and the corresponding gain or loss will be recorded in the consolidated statements of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity. This calculation error resulted in a cumulative understatement of approximately $5.5 million expense, from September 2003 through December 31, 2004. The cumulative impact on the Company's balance sheet as of December 31, 2004, was an understatement of long-term liabilities related to the fair value of embedded derivatives of $14.1 million, an understatement of preferred convertible stock in the mezzanine of $0.8 million and an understatement of capital deficit of $14.9 million. The changes described herein are all non-cash and has no effect on the previously accepted amounts of net cash used in operations for all the periods.

The Company decided to correct the error through restatement of previously issued financial statements for the years ended December 31, 2004 and 2003.

The following schedules reconcile the amounts as originally reported in the Company's consolidated balance sheets as of December 31, 2004 and 2003 and the consolidated statements of operations for each year in the two years ended December 31, 2004 to the corresponding restated amounts in each of these statements (in thousands):

Consolidated Balance Sheets

	December 31, 2004			December 31, 2004
	As Previously		Debt	As
	Reported	Warrants	Discount	Restated
ASSETS
Current assets:
Cash	$82			$82
Accounts receivable	803			803
Prepaid royalties	793			793
Prepaid expenses	286			286
Other current assets	83			83

Total current assets	2,047			2,047

Fixed assets, net	251			251
Deferred financing costs	765		$17	782
Intangibles, net	49			49
Prepaid license	288			288

	$3,400		$17	$3,417

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,335			$1,335
Current portion of lease obligation	45			45

Total current liabilities	1,380			1,380

Long-term liabilities:
Long term portion of senior convertible notes payable, net	1,845		$2,523	4,368
Accrued interest - senior convertible notes	264			264
Warrant derivative liability		$11,604		11,604
Long term portion of lease obligation	79			79

Total liabilities	3,568	11,604	2,523	17,695

Preferred stock $.001 par value, authorized 10,000,000 shares

Redeemable Series A Convertible Preferred stock	199		484	683

Redeemable Series B Convertible Preferred stock	966		339	1,305

Capital deficit:
Common stock, $.001 par value; 100,000,000 shares	8			8
Additional paid-in capital	14,469	(9,476)	116	5,109
Accumulated deficit	(15,810)	(6,258)	685	(21,383)

Total capital deficit	(1,333)	(15,734)	801	(16,266)

	$3,400	$(4,130)	$4,147	$3,417

	December 31, 2003			December 31, 2003
	As Previously		Debt	As
	Reported	Warrants	Discount	Restated
ASSETS
Current assets:
Cash	$-			$-
Accounts receivable	9			9
Prepaid royalties	-			-
Other current assets	20			20

Total current assets	29			29

Fixed assets, net	175			175
Deferred acquisition costs	39			39
Deferred financing costs	456		$41	497

	$699		$41	$740

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Cash overdraft	$2			$2
Accounts payable and accrued expenses	1,083			1,083
Related party advance	442			442

Total current liabilities	1,527			1,527

Long-term liabilities:
Long term portion of senior convertible notes payable, net	925		$314	1,239
Accrued interest - senior convertible notes	90			90
Warrant derivative liability	-	$1,332		1,332

Total liabilities	2,542	1,332	314	4,188

Capital deficit:
Preferred stock	-			-
Common stock	5			5
Additional paid-in capital	4,279	(1,794)		2,485
Accumulated deficit	(6,127)	125	64	(5,938)

Total capital deficit	(1,843)	(1,669)	64	(3,448)

	$699	$(337)	$378	$740

Consolidated Statements of Operations

	December 31, 2004			December 31, 2004
	As Previously		Debt	As
	Reported	Warrants	Discount	Restated

Revenue	$1,645			$1,645

Cost of revenues	986			986

Gross profit	659			659

Expenses:
Sales and marketing	1,161			1,161
Research and development	2,587			2,587
General and administrative	3,700			3,700

Operating loss	(6,789)			(6,789)

Other income / (expense):
Interest expense, including
amortization of debt issuance cost,
net of interest income	(2,588)		$621	(1,967)
Change in fair value of warrant derivative		$(6,383)		(6,383)
Loss on impairment of intangible asset	(306)			(306)

Net income / (loss)	(9,683)	(6,383)	621	(15,445)

Accretion and deemed dividends on
redeemable preferred stock	(660)		116	(544)

Net income / (loss) attributable to
common stockholders	$(10,343)	$(6,383)	$737	$(15,989)

Common share data:
Basic and diluted loss per share	$(1.47)			$(2.27)

Weighted average number of
basic and diluted common
shares outstanding	7,058			7,058

	December 31, 2003			December 31, 2003
	As Previously		Debt	As
	Reported	Warrants	Discount	Restated

Revenue	$22			$22

Cost of revenues	-			-

Gross profit	22			22

Expenses:
Sales and marketing	-			-
Research and development	181			181
General and administrative	3,927			3,927

Operating loss	(4,086)			(4,086)

Other income / (expense):
Interest expense, including
amortization of debt issuance cost
and interest on convertible notes,
net of interest income	(564)		$64	(500)
Change in fair value of warrant derivative		$125		125

Net income / (loss)	$(4,650)	$125	$64	$(4,461)

Common share data:
Basic and diluted loss per share	$(0.92)			$(0.88)

Weighted average number of
basic and diluted common
shares outstanding	5,078			5,078

[2] Revenue recognition:

The Company sells its content for a download fee. The download fee model is based on a single fee per downloaded application, bundle of applications or subscription. Download fees are assessed on a per download basis for each game or bundle of games downloaded to a consumer’s wireless handset. Ringtones and other features operate on the same basis. Some of the download features will have expirations based on time. In some cases, the Company is able to pre-load its content on a manufacturer’s handset. In that case, revenue is only earned when that content is activated and a fee is paid to the wireless carrier which supports the handset. Revenue is recognized by delivery and acceptance upon the occurrence of a download of an application to the end user. Persuasive evidence of an arrangement occurs when the carrier is notified of the end-user transaction and they place a charge on the end-user’s bill. The carrier reports to the company the product and dollar amount of revenue earned which establishes that delivery and performance have occurred, evidence of collectibility and subsequent to the issuance of the carrier reports, the carrier remits the agreed upon price for each download which substantiates fixed and determinable pricing. The Company records revenue net of fees retained by the carriers.

[3] Software development costs:

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

We recognize costs of software developed or purchased for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Under SOP 98-1, we expense all costs incurred that relate to planning and post-implementation phases of development. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated useful life of the software. In 2005, the Company capitalized $278,000 in software development costs which is included in fixed assets, net.

 [4] Use of estimates:

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

[5] Fixed assets:

Property and equipment are recorded at cost. Depreciation of computer and office equipment, furniture and fixtures and capitalized software is computed using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are amortized over the shorter of the term of the lease or useful life of the improvements.

[6] Income taxes:

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

[7] Stock Based Compensation

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

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004 (as restated)

Net loss attributable to common stockholders	$(2,521,000)	$(15,989,000)
Stock-based employee compensation determined under the fair value based method	(390,000)	(919,000)
Pro forma net loss attributable to common stockholders	$(2,911,000)	$(16,908,000)
Net loss per common share (basic and diluted):
As reported	$(.29)	$(2.27)
Pro forma	$(.33)	$(2.40)

The per share weighted average fair value of stock options granted during 2005 and 2004 were $1.24 and $.91, respectively, estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 3.8% - 4.5%, volatility of 95%-118%, dividend yield of 0% and expected lives of six years.

[8] Loss per share:

The Company’s basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of outstanding common shares. Potentially dilutive shares, which were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive, are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Options	2,334,000	3,828,000
Warrants	14,139,000	10,602,000
Convertible notes	6,000,000	6,226,000
Preferred stock	15,072,000	4,474,000
Total potentially dilutive shares	37,545,000	25,130,000

[9] Concentration of credit risk:

The Company maintains a portion of its cash balances in accounts which at times exceed the federally insured limits.

[10] Valuation of long-lived assets:

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

[11] Fair value of financial instruments:

The fair values of the Company’s financial instruments, including short-term notes payable, approximate their carrying values because their interest rates approximate rates of interest which correspond to instruments with similar maturities. The carrying amount of the long-term debt approximates fair value at December 31, 2005 and 2004 based on the interest rates available to the Company and debt instruments with similar terms.

Short-term investments consist of U.S. government securities. All of the Company’s investment securities are considered available-for-sale and are stated at fair value.

[12] Derivative instruments:

The Company accounts for the warrants issued in connection with its loans and notes payable and its preferred stock in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Per the EITF, since we can not be sure that we have adequate authorized shares of common stock for the conversion or exercise of all outstanding instruments (due, in part, to certain conversion rates which may vary based on anti-dilution), we are required to classify these instruments as liabilities at their fair values. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities and the corresponding income or loss is being recorded in our consolidated statements of operations until they are exercised or expire.

[13] Advertising costs:

Advertising costs, which are expensed as incurred, for the year ended December 31, 2005 and 2004, were $846,000 and $411,000, respectively.

[14] Research & Development

Research and development expenses include payroll and employee benefits associated with product development. Technological feasibility for our products is reached shortly before the products are released. Costs incurred after technological feasibility is established, are not material, and accordingly, we have expensed all research and development costs when incurred during the years ended December 31, 2005 & 2004.

[15] Registration Rights

In June 2005, the EITF issued Issue No. 05-4,"The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No.00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF No. 05-4 addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF No. 00-19, that are issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. The Company assessed its potential liability with respect to liquidated damages and has determined the liability not to be material.

[16] Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (FAS 123R) which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005 for small business filers, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt FAS 123R beginning January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoptions. We are evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after May 2005. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

Note B - Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Lives	December 31, 2005	December 31, 2004
Furniture and fixtures	7 years	$11,000	$6,000
Leased equipment	3 years	149,000	149,000
Internal use software	3 years	278,000	-
Leasehold improvements	1 year	65,000	8,000
Computer and office equipment	3 years	287,000	131,000
		790,000	294,000
Less: accumulated depreciation and amortization		242,000	43,000
		$548,000	$251,000

Note C - Acquisition

In 2004, we acquired Over-the-Air Wireless, Inc., (“OTA”) and we obtained: (i) an intangible asset comprised of software for the downloading of our games and ringtones and the billing of these downloads, (ii) the services of and employment agreements with three individuals, one of whom who currently holds the position of interim chief executive officer and president of our Company, and (iii) two-year non-compete agreements. For accounting purposes, this transaction was accounted for as a purchase of assets and hiring of new employees with a non-compete agreement. (See Note J)

Note D - Debt

[1] Loans and notes payable:

During 2003, The Company issued Senior Subordinated Convertible Promissory Notes totaling $2,500,000. In connection with the issuance of the notes, the Company also issued warrants to the note holders to purchase 2,083,333 shares of common stock, exercisable at $1.20 per share until September 15, 2006. The fair value of the warrants was $1,457,000, utilizing the Black Scholes option-pricing model with the following assumption: 90% volatility, three-year expected life, risk-free interest rate of 4% and a dividend yield ratio of 0%. In accordance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company recorded a liability for the fair value of the warrants due to their anti-dilution features. The proceeds allocated to the warrants of $1,457,000 were recorded as debt discount to be amortized over the life of the convertible note. Upon the conversion of the notes into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The notes bear interest at 8% per annum and are convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the promissory notes and the related accrued interest are due on September 15, 2006. The notes may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable. $886,000 of the notes have been converted as of December 31, 2005. In connection with the sale of these notes, the Company incurred $578,000 in costs consisting of: placement agent fees of approximately $221,000 and warrants to placement agent to purchase 417,208 shares of common stock at $1.20 per share that expire in September 2006, valued at $291,000. The warrants were valued by utilizing the Black Scholes option-pricing model with the following assumptions: 90% volatility, five-year expected life, risk-free interest rate of 4% and a dividend yield of 0%, and legal expenses of approximately $66,000. All but 185,000 of the warrants underlying the notes remain unexercised as of December 31, 2005. $578,000 has been shown as deferred financing costs, to be amortized over 40 months, or earlier if converted into common stock. On August 26, 2004, as a result of the issuance of Series B per the terms of the note, the conversion and exercise prices have been adjusted to $.95. As a result of antidilution provisions, the Company was required to issue additional warrants to the note holder to purchase 548,246 shares of common stock, exercisable at $.95 per share until September 16, 2006. For the year ended December 31, 2005, interest expense and amortization of deferred financing costs on these notes were approximately $398,000 and $186,000, respectively.

The $1,700,000 Senior Convertible Promissory Note was issued to Alexandra Global Master Fund Ltd on January 8, 2004. In connection with the issuance of the note, the Company also issued warrants to the note holder to purchase 708,333 shares of common stock, exercisable at $1.20 per share until January 8, 2008. The fair value of the warrants was approximately $656,000 utilizing the Black Scholes option-pricing model with the following assumption: 88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield ratio of 0%. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company recorded a liability for the fair value of the warrants due to their anti-dilution features. The proceeds allocated to the warrants of $656,000 were recorded as debt discount to be amortized over the life of the convertible note. Upon the conversion of the note into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The note bears interest at 9% per annum and is convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the note and the related accrued interest are due on January 8, 2007. The note may be prepaid, and the warrants may be redeemed, for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable and other conditions. In connection with the sale of this note, the Company incurred $342,000 in costs consisting of: placement agent fees of approximately $136,000 and warrants to the placement agent to purchase 212,500 shares of common stock at $1.20 per share that expire on January 7, 2009, valued at $197,000, and legal expenses of approximately $9,000. The warrants were valued by utilizing the Black Scholes option-pricing model with the following assumptions: 88% volatility, three-year expected life, risk-free interest rate of 2.37% and a dividend yield of 0%. $342,000 has been shown as deferred financing costs, to be amortized over 36 months or earlier if converted into common stock. On August 26, 2004, as a result of the issuance of Series B (the preferred stock is convertible and the warrants are exercisable at $.95 per share), per the terms of the note, the conversion and exercise prices have been adjusted to $.95. As a result of antidilution provisions, the Company was required to issue additional warrants to the note holder to purchase 372,807 shares of common stock, exercisable at $.95 per share until January 8, 2008. On February 1, 2005, as a result of the issuance of Series D, per the terms of the note, the conversion and exercise prices have been adjusted to $.93. As a result of antidilution provisions, the Company was required to issue additional warrants to the note holder to purchase 38,483 shares of common stock, exercisable at $.93 per share. As of December 31, 2005, none of the note has been converted nor any warrants exercised. For the year ended December 31, 2005, interest expense and amortization of deferred financing costs on these notes were approximately $219,000 and $114,000, respectively.

The $2,300,000 Senior Convertible Promissory Note was issued to Alexandra Global Master Fund Ltd on March 19, 2004. In connection with the issuance of the note, the Company also issued warrants to the note holder to purchase 958,333 shares of common stock, exercisable at $1.20 per share until March 19, 2008. The fair value of the warrants was $706,000, utilizing the Black Scholes option-pricing model with the following assumption: 91% volatility, three-year expected life, risk-free interest rate of 1.97% and a dividend yield ratio of 0%. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company recorded a liability for the fair value of the warrants due to their anti-dilution features. The proceeds allocated to the warrants of $706,000 were recorded as debt discount to be amortized over the life of the convertible note. Upon the conversion of the note into common stock, the unamortized debt discount balance will be recognized as additional interest expense. The note bears interest at 9% per annum and is convertible, at the option of the holder, at any time into shares of common stock at $1.20 per share, subject to certain anti-dilution provisions. The full principal amount of the note and the related accrued interest are due on March 19, 2007. The note may be prepaid, and the warrants may be redeemed for $.01 per share of common stock underlying the warrants, on 30 days prior written notice to the holder thereof if the closing sales price (or closing bid price) of the Company’s common stock on its principal trading market is at least twice the then current conversion or exercise price, as applicable, for a period of ten consecutive trading days ending within 20 days prior to the date of the notice of prepayment or redemption, as applicable and other conditions. In connection with the sale of this note, the Company incurred $338,000 in costs consisting of: placement agent fees of approximately $184,000, and warrants issued to the placement agent to purchase 191,666 shares of common stock at $1.20 per share that expire on March 19, 2009, valued at $141,000, and legal expenses of approximately $13,000. $338,000 has been shown as deferred financing costs, to be amortized over 36 months or earlier if converted into common stock. On August 26, 2004, as a result of the issuance of Series B (the preferred stock is convertible and the warrants are exercisable at $.95 per share), per the terms of the note, the conversion and exercise prices have been adjusted to $.95. In addition, the Company was required to issue additional warrants to the note holder to purchase 504,386 shares of common stock, exercisable at $.95 per share until March 19, 2008. On February 1, 2005, as a result of the issuance of Series D, per the terms of the note, the conversion and exercise prices have been adjusted to $.93. In addition, the Company was required to issue additional warrants to the note holder to purchase 52,066 shares of common stock, exercisable at $.93 per share. As of December 31, 2005, none of the note has been converted nor any warrants exercised. For the year ended December 31, 2005, interest expense and amortization of deferred financing costs on these notes were approximately $235,000 and $113,000, respectively.

Note E - Commitments

[1] Operating leases:

The Company leases office space and computer equipment for its headquarters in Seattle, WA. In December 2004, the company entered into a lease for its new headquarters which commenced on March 1, 2005 for a term of two years. The Landlord has the option of terminating the lease with four months written notice providing that notice does not come prior to the fifteenth month of the term. The Company’s lease obligation for its former headquarters in Seattle expired on April 30, 2005.

In December 2002, the Company entered into a lease for office space in Houston, Texas, which expires on January 31, 2006. In October 2003, the Company amended the Texas lease, which effectively cancelled the old lease. The new lease expires in October 2006. On July 6, 2004, the Company entered into an agreement to sublet the Houston office for a term of twenty-five months commencing on September 1, 2004 at the rate of $57,000 per year for the duration of the lease.

Rent expense for the years ended December 31, 2005 and 2004 were $327,000 and $240,000 respectively.

Total future minimum lease payments under these lease agreements are as follows:

Year Ending December 31,	Amount
2006	$380,000
2007	54,000
$434,000

[2] Royalties and Advertising:

On August 14, 2002, the Company entered into two licensing agreements with Dwango Japan, a stockholder of the Company, to use its trademark (25-year term) and intellectual property (eight-year term) in North America. The agreements provide for royalties of 2% (intellectual property) and 0.5% (trademark) of the total gross revenue, subject to an annual minimum royalty (commencing October 1, 2002) of $50,000 per each agreement. The Company reached a termination agreement with Dwango Japan on October 24, 2005 effectively terminating the intellectual property and trademark agreement entered into on August 14, 2002. Per the terms of the termination agreement, the Company continued payment of royalties up to the termination date. For the years ended December 31, 2005 and 2004 royalty expense was $59,000 and $105,000 respectively.

On March 30, 2004, the Company entered into a licensing agreement with RollingStone whereby the Company licenses the RollingStone brand for use with its products. For the years ended December 31, 2005 and 2004, royalty expense was $1,146,000 and $627,000 respectively.

On September 7, 2004, the Company entered into a licensing agreement with Beliefnet whereby the Company licenses the Beliefnet brand for use with its products. The license agreement is for a one year term and provides for minimum royalties to be paid upon launch of the products. Products were launched in the first quarter of 2005. On October 1, 2005, the Company terminated the agreement with Beliefnet after paying the contractual six-month minimum of $73,000. For the years ended December 31, 2005 and 2004 royalty expense was $73,000 and $0 respectively.

On November 1, 2004, the Company entered into a licensing agreement with Playboy whereby the Company licenses the Playboy brand for use with its products. The license agreement is for a three year term and provides for minimum royalties to be paid upon launch of the products. Playboy was launched in October 2005. For the years ended December 31, 2005 and 2004, royalty expense was $71,000 and $0 respectively.

On November 23, 2004, the Company entered into a licensing agreement with Napster whereby the Company licenses the Napster brand for use with its products. The agreement includes a licensing fee for using the Napster brand name of $360,000 payable over the one year term of the contract. The license agreement is for a one year term from product launch which occurred in May 2005 and expires in May 2006. For the year ended December 31, 2005, royalty expense was $291,000 and licensing expense was $240,000.

The following table summarizes, as of December 31, 2005, our obligations and commitments to make future payments pursuant to our agreements with RollingStone, Napster and Playboy (for royalty, trademark and advertising):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years
Royalty Expense	$550,000	$400,000	$150,000
Licensing Expense	120,000	120,000	—
Advertising Expense	556,000	473,000	83,000
Total	$1,226,000	$993,000	$233,000

Note F - Preferred Stock

During the year ended December 31, 2004, The Company issued 1,250 shares of Series A convertible preferred stock (“Series A”). The material terms of the Series A are as follows:

Dividends. Holders of Series A are entitled to cumulative dividends at the rate of $120 per annum per share. Such dividends may be paid in cash or, at the company’s option and subject to certain limitations, accrued until the shares of Series A to which such dividends relate are redeemed or converted into shares of common stock.

Warrants. In connection with the issuance of the Series A, the Company issued warrants to the holders to purchase 1,041,667 shares of common stock, exercisable at $1.20 per share until August 2, 2008. The fair value of the warrants was $525,000, utilizing the Black Scholes option-pricing model with the following assumption: 93% - 94% volatility, three-year expected life, risk-free interest rate of 1.97% - 3.45% and a dividend yield ratio of 0%. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company recorded a liability for the fair value of the warrants due to their anti-dilution features. The proceeds allocated to the warrants of $525,000 were recorded as debt discount to be amortized over the life of the preferred stock. Upon the holder’s optional conversion of the preferred stock into common stock, the unamortized debt discount balance will be recognized as additional interest expense.

Liquidation preference. Upon any liquidation, dissolution or winding up of the Company, to the extent not converted into our common stock, the holders of Series A shall be entitled to payment of $1,000 per share plus an amount equal to any accrued and unpaid dividends, before any distribution is made to the holders of the common stock. If the assets to be distributed are insufficient to permit such payment, then the assets to be so distributed shall be distributed ratably among the holders of Series A.

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

On February 1, 2005, as a result of the anti-dilution provisions of the Series A and the issuance of Series D convertible preferred stock, the conversion and exercise prices have been adjusted to $.93 and an additional 28,297 warrants have been issued.

For the year ended December 31, 2004, the deemed dividend, amortization of deferred financing costs and accretion of preferred stock to liquidation value on the Series A was $71,000, $38,000 and $85,000 respectively.

For the year ended December 31, 2005, the deemed dividend, amortization of deferred financing costs and accretion of preferred stock to liquidation value on the Series A was $150,000, $79,000 and $175,000 respectively.

During the year ended December 31, 2004, The Company issued 3,000 shares of Series B convertible preferred stock as (“Series B”). The material terms of the Series B are as follows:

Dividends. Holders of Series B are entitled to cumulative dividends at the rate of $120 per annum per share. Such dividends may be paid in cash or, at our company’s option and subject to certain limitations, accrued until the shares of Series B to which such dividends relate are redeemed or converted into shares of common stock.

Warrants. In connection with the issuance of the Series B, the Company issued warrants to the holders to purchase 3,157,894 shares of common stock, exercisable at $.95 per share until August 26, 2008. The fair value of the warrants was $2,002,000, utilizing the Black Scholes option-pricing model with the following assumption: 99% volatility, three-year expected life, risk-free interest rate of 2.85% and a dividend yield ratio of 0%. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company recorded a liability for the fair value of the warrants due to their anti-dilution features. The proceeds allocated to the warrants of $2,002,000 were recorded as debt discount to be amortized over the life of the preferred stock. Upon the holder’s optional conversion of the preferred stock into common stock, the unamortized debt discount balance will be recognized as additional interest expense.

Liquidation preference. Upon any liquidation, dissolution or winding up of our company, to the extent not converted into our common stock, the holders of Series B shall be entitled to payment of $1,000 per share plus an amount equal to any accrued and unpaid dividends, before any distribution is made to the holders of our common stock. If the assets to be distributed are insufficient to permit such payment, then the entire assets available for distribution shall be distributed ratably among the holders of Series B and Series A.

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

Optional Redemption. Upon the occurrence certain events, the holders of Series B have the right, at their option, to require our company to redeem all or part of their shares of Series B.

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

On February 1, 2005, as a result of the anti-dilution provisions of the Series B and the issuance of Series D convertible preferred stock, the conversion and exercise prices have been adjusted to $.93 and an additional 67,912 warrants have been issued.

For the year ended December 31, 2004, the deemed dividend, amortization of deferred financing costs and accretion of preferred stock to liquidation value on the Series B was $124,000, $5,000 and $223,000 respectively.

For the year ended December 31, 2005, the deemed dividend, amortization of deferred financing costs and accretion of preferred stock to liquidation value on the Series B was $360,000, $14,000 and $667,000 respectively.

During the year ended December 31, 2005, The Company issued 700 shares of Series C convertible preferred stock as (“Series C”). The material terms of the Series C are as follows:

Dividends. Holders of Series C are entitled to cumulative dividends at the rate of $70 per annum per share. Such dividends may be paid in cash or, at our company’s option and subject to certain limitations, accrued until the shares of Series C to which such dividends relate are redeemed or converted into shares of common stock.

Warrants. In connection with the issuance of the Series C, the Company issued warrants to the holders to purchase 170,815 shares of common stock, exercisable at $1.97 per share until January 12, 2009. The fair value of the warrants was $165,000, utilizing the Black Scholes option-pricing model with the following assumption: 104% volatility, three-year expected life, risk-free interest rate of 3.38% and a dividend yield ratio of 0%. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company recorded a liability for the fair value of the warrants due to their anti-dilution features. The proceeds allocated to the warrants of $165,000 were recorded as debt discount to be amortized over the life of the preferred stock. Upon the holder’s optional conversion of the preferred stock into common stock, the unamortized debt discount balance will be recognized as additional interest expense.

Liquidation preference. Upon any liquidation, dissolution or winding up of our company, to the extent not converted into our common stock, the holders of Series C shall be entitled to payment of $1,000 per share plus an amount equal to any accrued and unpaid dividends, before any distribution is made to the holders of our common stock. If the assets to be distributed are insufficient to permit such payment, then the entire assets available for distribution shall be distributed after distribution to the holders of Series B and Series A.

Optional conversion. A holder of shares of Series C may convert any or all of such shares and all accrued and unpaid dividends thereon, at the holder’s option at any time, into shares of our common stock at $1.64 per share. To exercise such conversion rights, a holder must give us acceptable notice and we are then obligated to issue the number of shares of common stock into which the Series C is being converted within five trading days after the conversion notice is given.

Mandatory Redemption. We are required to redeem the outstanding Series C on August 26, 2007. We must give a redemption notice to each holder not less than 30 or more than 35 business days prior to August 26, 2007. On such redemption date, or such later date as a holder shall surrender the certificate for the Series C being redeemed, we must pay to each holder $1,000 per share plus the amount of any accrued but unpaid dividends.

Optional Redemption. Upon the occurrence of certain events, the holders of Series C have the right, at their option, to require our company to redeem all or part of their shares of Series C.

Redemption Limitation. If we are restricted from redeeming the Series C by reason of a restriction contained in the Nevada General Corporation Law, the redemption date for such shares shall be extended to the date that is 30 days after the date on which we are no longer so restricted from redeeming the shares.

Anti-Dilution protection. The Series C is protected against dilution upon the occurrence of certain events, including but not limited to, sales of shares of common stock for less than fair market value or the then conversion price per share.

Voting Rights. Except as otherwise provided by law, the holders of Series C are not entitled to vote on any matter.

In February 2005, Alexandra elected to convert their entire Series C holdings and warrants, plus accrued dividends into 703 shares of Series D Preferred Stock and warrants to purchase 150,750 shares of Common Stock resulting in the full amortization of deferred financing costs and accretion of preferred stock to liquidation value.

For the year ended December 31, 2005, the deemed dividend, amortization of deferred financing costs and accretion of preferred stock to liquidation value on the Series C was $3,000, $31,000 and $165,000 respectively.

During the year ended December 31, 2005, The Company issued 15,703 shares of Series D convertible preferred stock as (“Series D”). The material terms of the Series D are as follows:

Dividends. Holders of Series D are entitled to cumulative dividends at the rate of $70 per annum per share. Such dividends may be paid in cash or, at our company’s option and subject to certain limitations, accrued until the shares of Series D to which such dividends relate are redeemed or converted into shares of common stock.

Warrants. In connection with the issuance of the Series D, the Company issued warrants to the holders to purchase 3,365,035 shares of common stock, exercisable at $1.68 per share until February 1, 2010. The fair value of the warrants was $3,373,000, utilizing the Black Scholes option-pricing model with the following assumption: 105% volatility, three-year expected life, risk-free interest rate of 3.43% and a dividend yield ratio of 0%. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company recorded a liability for the fair value of the warrants due to their anti-dilution features. The proceeds allocated to the warrants of $3,373,000 were recorded as debt discount to be amortized over the life of the preferred stock. Upon the holder’s optional conversion of the preferred stock into common stock, the unamortized debt discount balance will be recognized as additional interest expense.

Liquidation preference. Upon any liquidation, dissolution or winding up of our company, to the extent not converted into our common stock, the holders of Series D shall be entitled to payment of $1,000 per share plus an amount equal to any accrued and unpaid dividends, before any distribution is made to the holders of our common stock. If the assets to be distributed are insufficient to permit such payment, then the entire assets available for distribution shall be distributed after distribution to the holders of Series B and Series A.

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

Mandatory Redemption. We are required to redeem the outstanding Series D on February 1, 2008. We must give a redemption notice to each holder not less than 30 or more than 35 business days prior to February 1, 2008. On such redemption date, or such later date as a holder shall surrender the certificate for the Series D being redeemed, we must pay to each holder $1,000 per share plus the amount of any accrued but unpaid dividends.

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

For the year ended December 31, 2005, the deemed dividend, amortization of deferred financing costs and accretion of preferred stock to liquidation value on the Series D was $1,005,000, $247,000 and $1,807,000 respectively.

Note G - Capital Deficit

[1] Stock issuances:

In December 2003, the Company issued 250,000 shares of common stock at $1.20 per share and issued 125,000 warrants with an exercise price of $1.20 per share, which expire on December 12, 2007, to Alexandra Global Master Fund, Ltd, for gross proceeds of $300,000 net of financing costs paid to placement agent of $24,000. The Company issued 50,000 warrants with an exercise price of $1.20 per share, which expires on December 11, 2008, to RG Securities and HCFP Brenner Securities, LLC, placement agent.

In January 2004, the Company issued to Alexandra Global Master Fund Ltd. warrants to purchase 125,000 shares of common stock an exercise price of $1.20 per share, which expire on December 12, 2007, pursuant to the Bridge Agreement between the Company and Alexandra dated December 12, 2003.

In February 2004, the Company issued 681,000 shares of common stock to four individuals in the acquisition of Over-the-Air Wireless, Inc. in consideration for intangible assets valued at $530,000.

In March 2004, the Company issued 2,090 shares of common stock to one individual pursuant to an employment agreement valued at approximately $3,000.

In May 2004, the Company issued 50,000 shares of common stock to an investor relations firm which, in addition to cash fees paid monthly, as advance compensation for investor relations services to be provided over twelve months. The value of the shares at the time of issuance was $67,500 which was amortized from May 2004 through April 2005.

In June 2004, the Company issued 88,861 shares of common stock to Alexandra Global Master Fund Ltd. as payment for accrued interest, amounting to $104,000, through May 31, 2004, on its $1.7 million and $2.3 million 9% senior convertible notes due 2007.

In September 2004, the Company issued 65,674 shares of common stock to Alexandra Global Master Fund Ltd. as payment for accrued interest, amounting to $91,000, through August 31, 2004, on its $1.7 million and $2.3 million 9% senior convertible notes due 2007.

In December 2004, the Company issued 70,575 shares of common stock to Alexandra Global Master Fund Ltd. as payment for accrued interest, amounting to $92,000, through November 30, 2004, on its $1.7 million and $2.3 million 9% senior convertible notes due 2007.

In December 2005, the Company issued 759,000 shares of common stock as a result of conversion of Series D. The issuance of shares was with respect to $1,062,000 in principal and deemed dividends.

For the years ended December 31, 2005 and 2004, the Company issued 130,000 and 371,000 shares of common stock, respectively, resulting from the exercise of warrants. The Company received proceeds of $123,000 and $353,000 respectively.

For the year ended December 31, 2005 and 2004, the Company issued 362,000 and 905,000 shares of common stock, respectively, as a result of conversion of Senior Subordinated Convertible Promissory Notes. The issuance of shares was with respect to $345,000 and $935,000, respectively, in principal and accrued interest.

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

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	3,828,000	$1.34	2,282,000	$1.21
Granted	1,568,000	$1.66	4,018,000	$1.35
Cancelled	(2,989,000)	$1.44	(2,472,000)	$1.24
Exercised	(73,000)		—
Outstanding at end of period	2,334,000	$1.43	3,828,000	$1.34

The following summarizes information about stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
Number Outstanding	Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number Exercisable	Weighted Average Exercise Price
63,000	$0.80	$0.80	6.26	63,000	$0.80
110,000	$0.95	$0.95	9.76	12,000	$0.95
657,000	$1.25	$1.25	8.26	337,000	$1.25
349,000	$1.30	$1.30	8.76	234,000	$1.30
130,000	$1.41	$1.41	9.53	-	$1.41
145,000	$1.45	$1.45	7.29	-	$1.45
250,000	$1.50	$1.50	7.89	145,000	$1.50
24,000	$1.55	$1.55	9.09	250,000	$1.55
177,000	$1.69	$1.69	9.38	24,000	$1.69
55,000	$1.77	$1.77	9.23	-	$1.77
32,000	$1.81	$1.81	8.98	11,000	$1.81
192,000	$1.88	$1.88	9.11	-	$1.88
75,000	$1.94	$1.94	9.17	-	$1.94
75,000	$1.99	$1.99	9.19	75,000	$1.99
2,334,000				1,151,000	$1.36

Note H - Significant Customer Concentration

The Company’s customers primarily consist of major wireless carriers. Revenue and accounts receivable from the Company’s customers which account for more than 10% of the Company’s revenues and accounts receivable are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2004
Customer A	45.4%	59.5%	53.3%	35.2%
Customer B	5	17.2%	4.5%	31.1%
Customer C	5	13.3%	16.2%	26.7%
Customer D	-	-	11.5%	2.1%

Note I - Income Taxes

As of December 31, 2005, the Company had net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $27,846,000, which expires in various amount through 2025. The utilization of a portion of the NOL is limited each year as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended). The Company's remaining NOL's may be subject to further limitation due to past and future issuances of stock. Management does not expect the Company to be taxable in the near future and, accordingly, has established a 100% valuation allowance against the deferred tax asset created by the net operating loss carryforwards at December 31, 2005 and 2004. The valuation allowance increased $4,412,000 and $3,054,000, respectively for the years ended December 31, 2005, and December 31, 2004, respectively.

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

Note K - Subsequent Events

On March 8, 2006, Napster gave notice, per the contract terms, that the existing agreement would be terminated as of May 2006. We are currently in the process of negotiating an extension of the contract which may provide for terms different than the original contract. We may not be successful in negotiating an extension.

On April 25, 2006, we entered into a non-binding letter of intent with New Motion, Inc., relating to the reverse acquisition of the Company by New Motion, with Dijji surviving as a publicly-held company. Upon the consummation of the proposed transaction, stockholders of Dijji would hold shares that represent approximately 12.5% of the issued and outstanding shares of the combined company’s common stock on a fully-diluted and as-converted basis. New Motion’s stockholders (including holders of securities convertible or exercisable into New Motion stock) would hold shares that represent approximately 87.5% of the issued and outstanding shares of the combined company’s common stock on a filly-diluted and as-converted basis. The parties have not entered into a definitive agreement relating to the proposed exchange transaction. The letter of intent entered into between the parties does not bind either party to consummate any transaction unless and until such terms are negotiated and set forth in a definitive agreement that is properly approved by the respective boards of directors of each party, and executed by each party. There can be no assurances that a definitive agreement will be reached on terms acceptable to the Company, if at all, and, if reached, that the acquisition will be completed.

Note L - Restatement

As described in Note A[1], the Company can not be sure that it has adequate authorized shares of common stock for the conversion or exercise of all outstanding instruments (due to anti-dilution conversion features), EITF No. 00-19 requires the classification of these instruments as liabilities. Therefore, the Company is required to record the fair value of the warrants on our consolidated balance sheets. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities and the corresponding gain or loss will be recorded in our consolidated statements of operations. As a result, the Company has restated its consolidated balance sheets and consolidated statements of operations for the years ended 2004 and 2003 and quarterly data for the first second and third quarter of 2005. The changes described herein are all non-cash and has no effect on the previously accepted amounts of net cash used in operation for all the periods.

The unaudited 2005, 2004 and 2003 interim condensed consolidated balance sheets and statement of operations, as previously reported, adjusted and restated, are as follows (in thousands, except for per share data):

Condensed Consolidated Balance Sheets

	September 30,				June 30,				March 31,
	2005				2005				2005
	As previously			As	As previously			As	As previously			As
	reported	Adjustments		restated	reported	Adjustments		restated	reported	Adjustments		restated

Deferred financing costs	$465	$8	a	$473	$565	$11	a	$576	$665	$14	a	$679

Total assets	$10,145	$8		$10,153	$12,642	$11		$12,653	$15,799	$14		$15,813

Short-term portion of senior
convertible note payable
Long-term portion of senior
convertible note payable	$2,599	$1,625	b	$4,224	$3,149	$1,973	b	$5,122	$2,523	$2,325	b	$4,848
Warrant derivative liability		2,235	c	2,235		9,338	c	9,338		14,273	c	14,273

Total liabilities	5,862	3,860		9,722	4,835	11,311		16,146	3,937	16,598		20,535

Redeemable Series A Convertible
Preferred stock (mezzanine)	585	399	d	984	428	456	d	884	270	513	d	783
Redeemable Series B Convertible
Preferred stock (mezzanine)	1,695	392	d	2,087	1,383	443	d	1,826	1,072	494	d	1,566
Redeemable Series D Convertible
Preferred stock (mezzanine)	10,120	1,669	d	11,789	9,169	1,847	d	11,016	8,217	2,025	d	10,242

Additional pain-in capital	18,856	(14,738)	e	4,118	20,232	(15,024)	e	5,208	21,572	(15,310)	e	6,262
Accumulated deficit	(26,982)	8,426		(18,556)	(23,414)	978		(22,436)	(19,278)	(4,306)		(23,584)
Total capital deficit	(8,117)	(6,312)		(14,429)	(3,173)	(14,046)		(17,219)	2,303	(19,616)		(17,313)

Total liabilities and capital deficit	$10,145	$8		$10,153	$12,642	$11		$12,653	$15,799	$14		$15,813

	September 30,				June 30,				March 31,
	2004				2004				2004
	As previously				As previously				As previously
	reported	Adjustments		As restated	reported	Adjustments		As restated	reported	Adjustments		As restated

Deferred financing costs	$845	$20	a	$865	$970	$22	a	$992	$998	$25	a	$1,023

Total assets	$5,038	$20		$5,058	$2,991	$22		$3,013	$4,111	$25		$4,136

Long-term portion of senior
convertible note payable	$1,479	$2,900	b	$4,379	$3,451	$850	b	$4,301	$3,144	$925	b	$4,069
Warrant derivative liability		8,142	c	8,142		1,860	c	1,860		2,617	c	2,617

Total liabilities	2,549	11,042		13,591	4,326	2,710		7,036	3,877	3,542		7,419

Redeemable Series A Convertible
Preferred stock (mezzanine)	50	532	d	582	74	32	d	106
Redeemable Series B Convertible
Preferred stock (mezzanine)	674	371	d	1,045

Additional pain-in capital	14,315	(9,440)	e	4,875	8,367	(3,968)	e	4,399	7,962	(3,834)	e	4,128
Accumulated deficit	(12,557)	(2,485)		(15,042)	(9,782)	1,248		(8,534)	(7,734)	317		(7,417)
Total capital deficit	1,765	(11,925)		(10,160)	(1,409)	(2,720)		(4,129)	234	(3,517)		(3,283)

Total liabilities and capital deficit	$5,038	$20		$5,058	$2,991	$22		$3,013	$4,111	$25		$4,136

	September 30,
	2003

	As previously			As
	reported	Adjustments		restated

Deferred financing costs	$497	$44	a	$541

Total assets	$815	$44		$859

Long-term portion of senior
convertible note payable	$825	$334	b	$1,159
Warrant derivative liability		1,574	c	1,574

Total liabilities	1,281	1,908		3,189

Additional pain-in capital	3,775	(1,794)		1,981
Accumulated deficit	(4,251)	(70)		(4,321)
Total capital deficit	(466)	(1,864)		(2,330)

Total liabilities and capital deficit	$815	$44		$859

Condensed Consolidated Statement of Operations

	For the period ended
	September 30,				June 30,				March 31,
	2005				2005				2005
	As previously			As	As previously			As	As previously			As
	reported	Adjustments		restated	reported	Adjustments		restated	reported	Adjustments		restated

Net revenue	$968			$968	$885			$885	$1,060			$1,060
Gross profit / (loss)	230			230	5			5	493			493
Operating income / (loss)	(2,854)			(2,854)	(3,413)			(3,413)	(2,613)			(2,613)
Interest expense	(714)	$345	f	(369)	(723)	$349	f	(374)	(855)	$398	f	(457)
Change in fair value
of warrant derivative		7,103	g	7,103		4,935	g	4,935		869	g	869
Net income / (loss)	(3,568)	7,448		3,880	(4,136)	5,284		1,148	(3,468)	1,267		(2,201)
Accretion and deemed dividends on
redeemable preferred stock	(1,421)	286	h	(1,135)	(1,421)	286	h	(1,135)	(1,386)	314	h	(1,072)
Net income / (loss) attributable
to common stockholders	$(4,989)	$7,734		$2,745	$(5,557)	$5,570		$13	$(4,854)	$1,581		$(3,273)
Gain / (loss) per common share - basic and diluted	$(0.57)	$0.88		$0.31	$(0.64)	$0.64		$0.00	$(0.58)	$0.19		$(0.39)

	For the period ended
	September 30,				June 30,				March 31,
	2004				2004				2004
	As previously			As	As previously			As	As previously			As
	reported	Adjustments		restated	reported	Adjustments		restated	reported	Adjustments		restated

Net revenue	$545			$545	$177			$177	$60			$60
Gross profit / (loss)	164			164	90			90	60			60
Operating income / (loss)	(1,884)			(1,884)	(1,493)			(1,493)	(1,188)			(1,188)
Interest expense	(679)	$124	f	(555)	(549)	$73	f	(476)	(419)	$50	f	(369)
Change in fair value
of warrant derivative		(3,857)	g	(3,857)		858	g	858		78	g	78
Net income / (loss)	(2,563)	(3,733)		(6,296)	(2,042)	931		(1,111)	(1,607)	128		(1,479)
Accretion and deemed dividends on
redeemable preferred stock	(212)	35	h	(177)	(6)	1	h	(5)
Net income / (loss) attributable
to common stockholders	$(2,775)	$(3,698)		$(6,473)	$(2,048)	$932		$(1,116)	$(1,607)	$128		$(1,479)
Gain / (loss) per common share -
basic and diluted	$(0.39)	$(0.52)		$(0.91)	$(0.29)	$0.13		$(0.16)	$(0.25)	$0.02		$(0.23)

	For the period ended
	September 30,
	2003

	As previously			As
	reported	Adjustments		restated

Net revenue	$4			$4
Gross profit / (loss)	4			4
Operating income / (loss)	(1,334)			(1,334)
Interest expense	(187)	$47	f	(140)
Change in fair value
of warrant derivative		(117)	g	(117)
Net income / (loss)	(1,521)	(70)		(1,591)
Gain / (loss) per common share -
basic and diluted	(0.30)	(0.01)		(0.31)

(a)
Restatement for warrants issued in connection with the Company’s Convertible Promissory Notes. The fair value of the warrants was originally recorded as equity. Per EITF No. 00-19, the fair value of the warrants is required to be reclassified was recorded as deferred financing to be amortized over the life of the convertible notes.

(b)
Restatement for warrants issued in connection with the Company’s Convertible Promissory Notes. The fair value of the warrants was originally recorded as equity. Per EITF No. 00-19, the fair value of the warrants is required to be reclassified as a liability.

(c)
Restatement for change on the fair value of warrant derivative. The fair value of the warrants was originally recorded as equity. Per EITF No. 00-19, the fair value of the warrants was recorded as a liability on the Company’s consolidated balance sheet. Changes in the fair values of these warrants will result in adjustments to the amount of the reclassified liabilities and the corresponding income or loss will be recorded in the consolidated statements of operations.

(d)
Restatement for warrants issued in connection with the Company’s Convertible Preferred Stock. The fair value of the warrants was originally recorded as equity. Per EITF No. 00-19, the fair value of the warrants is required to be reclassified as debt discount to be amortized over the life of the convertible preferred stock.

(e)
Restatement for warrants issued in connection with the Company’s Convertible Preferred Stock and Convertible Promissory Notes. The fair value of the warrants was originally recorded as equity. Per EITF No. 00-19, the fair value of the warrants is required to be reclassified as debt discount to be amortized over the life of the convertible preferred stock.

(f)
Restatement for warrants issued in connection with the Company’s Convertible Promissory Notes. The fair value of the warrants was originally recorded as equity. Per EITF No. 00-19, the fair value of the warrants was reclassified as either debt discount or deferred financing to be amortized over the life of the convertible notes. (Increase) / decrease in interest expense associated with convertible notes was $345,000, $349,000 and $398,000 for the periods ended September 30, June 30, and March 31, 2005, respectively, $124,000, $73,000 and $50,000 for the periods ended September 30, June 30, and March 31, 2004, respectively, and $47,000 for the period ended September 30, 2003.

(g)
Restatement for change on the fair value of warrant derivative. The fair value of the warrants was originally recorded as equity. Per EITF No. 00-19, the fair value of the warrants is required to be recorded as a liability on the Company’s consolidated balance sheet. Changes in the fair values of these warrants will result in adjustments to the amount of the recorded liabilities and the corresponding gain or loss will be recorded in the consolidated statements of operations. Gain / (loss) on the fair value of warrant derivatives was $7,103,000, $4,935,000 and $869,000 for the periods ended September 30, June 30, and March 31, 2005, respectively, ($3,857,000), $858,000 and $78,000 for the periods ended September 30, June 30, and March 31, 2004, respectively, and ($117,000) for the period ended September 30, 2003.

(h)
Restatement for warrants issued in connection with the Company’s Convertible Preferred Stock. The fair value of the warrants was originally recorded as equity. Per EITF No. 00-19, the fair value of the warrants was recorded as either debt discount to be amortized over the life of the convertible preferred stock. (Increase) / decrease in interest expense associated with convertible notes was $286,000, $286,000 and $314,000 for the periods ended September 30, June 30, and March 31, 2005, respectively, $35,000 and $1,000 for the periods ended September 30 and June 30, 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIJJI CORP.

Dated: April 28, 2006	By:	/s/ Alexander U. Conrad
Alexander U. Conrad, Interim Chief Executive Officer (principal executive officer)

DIJJI CORP.

Dated: April 28, 2006	By:	/s/ Michael C. Dunn
Michael C. Dunn, Chief Financial Officer (principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rex Jackson	Director	April 27, 2006
Rex Jackson

/s/ Alexander U. Conrad	Director	April 27, 2006
Alexander U. Conrad

/s/ L. Derrick Ashcroft	Director	April 27, 2006
Derrick Ashcroft

	Director	April 27, 2006
Vishal Bhutani

/s/ Paul Eibeler	Director	April 27, 2006
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
4.2
Form of 8% Senior Convertible Promissory Note due 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.3
9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.4
Form of Warrants to purchase 41,722 shares of common stock issued in August 2002 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.5
Form of Warrants to purchase an aggregate of 83,444 shares of common stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.6
Form of Warrants to purchase an aggregate of 2,086,037 shares of common stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (Date of Report September 29, 2003) filed with the Securities and Exchange Commission on October 7, 2003)

4.7
Form of Warrants to purchase an aggregate of 417,208 shares of common stock issued to HCFP/Brenner Securities, LLC and RG Securities, LLC for acting as placement agent in connection with the September 2003 private placement (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.8
Form of Bridge Warrants issued to Alexandra Global Master Fund (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.9
Form of Warrants to purchase an aggregate of 272,784 shares of common stock issued to HCFP Brenner Securities and RG Securities, LLC (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.10
Warrant issued to Alexandra Global Master Fund Ltd. dated January 8, 2004 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

4.11
Form of Registration Rights Agreement relating to 834,465 shares of common stock and 83,444 shares of common stock underlying warrants issued by the registrant in October 2002 (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.12
Form of Registration Rights Agreement relating to shares of common stock underlying 8% senior convertible notes due 2006 and related warrants issued by the registrant in offering completed in September 2003 (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

4.13
Registration Rights Agreement, dated February 4, 2004, among Dwango North America Corp. and the former shareholders of Over-the-Air Wireless, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Form 8-K (Date of Report: February 4, 2004) filed with the Securities and Exchange Commission on February 19, 2004)

4.14
9% Senior Convertible Note due 2007 issued to Alexandra Global Master Fund Ltd. dated March 19, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.15
Warrant issued to Alexandra Global Master Fund Ltd., dated March 19, 2004 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

4.16
Subscription Agreement, dated June 14, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: June 14, 2004) filed with the Securities and Exchange Commission on June 21, 2004)

4.17
Warrant issued to Alexandra Global Master Fund Ltd. dated June 14, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: June 14, 2004) filed with the Securities and Exchange Commission on June 21, 2004)

4.18
Subscription Agreement, dated July 2, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: July 2, 2004) filed with the Securities and Exchange Commission on July 8, 2004)

4.19
Warrant issued to Alexandra Global Master Fund Ltd. dated July 2, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: July 2, 2004) filed with the Securities and Exchange Commission on July 8, 2004)

4.20
Subscription Agreement, dated August 2, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: August 2, 2004) filed with the Securities and Exchange Commission on August 5, 2004)

4.21
Warrant issued to Alexandra Global Master Fund Ltd. dated August 2, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: August 2, 2004) filed with the Securities and Exchange Commission on August 5, 2004)

37

4.22
Subscription Agreement, dated August 26, 2004, between Dwango North America Corp. and the investors named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: August 25, 2004) filed with the Securities and Exchange Commission on August 31, 2004)

4.23
Form of Warrant issued to investors in August 2004 Series B financing (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: August 25, 2004) filed with the Securities and Exchange Commission on August 31, 2004)

4.24
Subscription Agreement, dated January 12, 2005, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 12, 2005) filed with the Securities and Exchange Commission on January 18, 2005)

4.25
Warrant issued to Alexandra Global Master Fund Ltd. dated January 12, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: January 12, 2005) filed with the Securities and Exchange Commission on January 18, 2005)

4.26
Subscription Agreement, dated February 1, 2005, between Dwango North America Corp. and the investors named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 1, 2005) filed with the Securities and Exchange Commission on February 3, 2005)

4.27
Form of Warrant to purchase an aggregate of 3,365,035 shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Date of Report: February 1, 2005) filed with the Securities and Exchange Commission on February 3, 2005)

10.1
2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.2
Office Lease Agreement, dated November 2002, between San Felipe Plaza, Ltd. and Dwango North America, Inc., as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.3
Note Purchase Agreement, dated January 8, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (Date of Report: December 12, 2003) filed with the Securities and Exchange Commission on January 16, 2004)

10.4
Note Purchase Agreement, dated March 19, 2004, between Dwango North America Corp. and Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 19, 2004) filed with the Securities and Exchange Commission on March 29, 2004)

10.5
Software License Agreement between ALLTEL Communications Inc. and Dwango North America Inc. executed December 19, 2003 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.6
Direct Bill Services Agreement between Cingular Wireless LLC and Dwango North America, Inc. executed on January 9, 2004 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.7
Brew Pricing Terms and Carrier Agreement between Qualcomm Incorporated and Dwango North America, Inc. Submitted via click through on May 21, 2002 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.8
Amendment No. 1 to Brew Developer Agreement between Qualcomm Incorporated and Dwango North America, Inc. effective as of May 17, 2002 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.9
Letter agreement, dated January 8, 2004 with Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.10
Letter agreement, dated March 19, 2004 with Alexandra Global Master Fund Ltd. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

10.11 *
Licensing Agreement effective as of March 30, 2004 by and between Dwango North America Corp., RealNetworks, Inc. and RollingStone LLC. (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.12
Licensing Agreement, effective as of January 14, 2004, between Dwango North America Corp. and ESPN Enterprises, Inc. (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No.: 333-112371) that was declared effective by the Securities and Exchange Commission on August 12, 2004)

10.13 *
License Agreement for access to wireless network, entered into on October 22, 2004, between Dwango North America Corp. and Nextel Operations Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission November 19, 2004)

10.14 *	Wireless Distribution Agreement between Dwango North America Corp. and Playboy.com, Inc. entered into on November 18, 2004.
10.15 *	License Agreement, between Dwango North America Corp. and Napster, LLC entered into on November 29, 2004.
10.16	Sub-lease contract between Dwango North America Corp. and Microsoft Corporation entered into on December 14, 2004.
10.17	Content Provider Standard Service Agreement between Dwango North America Corp. and Wmode Inc. with an effective date of March 10, 2005.
10.18
Employment Agreement, dated March 1, 2005, between Dwango North America Corp. and Rick J. Hennessey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: March 1, 2005) filed with the Securities and Exchange Commission on March 7, 2005)

10.19
Employment Agreement, dated March 1, 2005, between Dwango North America Corp. and Alexander U. Conrad (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: March 1, 2005) filed with the Securities and Exchange Commission on March 7, 2005)

10.20
Director Agreement, dated September 12, 2005, between Dwango North America Corp. and L. Derrick Ashcroft (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 12, 2005) filed with the Securities and Exchange Commission on September 16, 2005)

10.21
Amendment to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on June 22, 2005)

10.22
Separation agreement, dated August 15, 2005, between Dwango North America Corp and Rick J. Hennessey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: August 15, 2005) filed with the Securities and Exchange Commission on August 15, 2005)

14
Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004)

21	Subsidiaries:
OTA Acquisition Corp. is a Washington corporation
23	Consent of Eisner LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Requested Confidential Treatment